Form 10-Q
period 2025-03-31
Venture Global, Inc.
filed 2025-05-13
CIK 2007855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the number of shares of the registrant’s Class A common stock outstanding was 451,257,010, and the number of shares of the registrant’s Class B common stock outstanding was 1,968,604,458.

GLOSSARY OF KEY TERMS

Unless otherwise indicated or the context otherwise requires, as used in this Form 10-Q:

◦AOCL means accumulated other comprehensive loss;
◦Calcasieu Pass Credit Facilities means project financing obtained by VGCP consisting of a construction term loan, or the Calcasieu Pass Construction Term Loan, and a working capital facility, or the Calcasieu Pass Working Capital Facility;
◦Calcasieu Funding means Calcasieu Pass Funding, LLC;
◦Calcasieu Holdings means Calcasieu Pass Holdings, LLC;
◦Class A common stock means our Class A common stock, par value $0.01 per share, entitled to one vote per share;
◦Class B common stock means our Class B common stock, par value $0.01 per share, entitled to ten votes per share;
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
◦CODM means our chief operating decision maker, who is our Chief Executive Officer;
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
◦Company, we, our, us or similar terms mean Venture Global, Inc. and its subsidiaries, collectively;
◦Commodity fees means the volume weighted average portion of the fees associated with LNG sold during a relevant period indexed to Henry Hub;
◦CP Funding Redeemable Preferred Units means the nine million redeemable preferred units issued by Calcasieu Funding;
◦CP Holdings Convertible Preferred Units means the four million convertible preferred units issued by Calcasieu Holdings;
◦CP2 means Venture Global CP2 LNG, LLC;
◦CP2 Procurement means CP2 Procurement, LLC;
◦CP3 means Venture Global CP3 LNG, LLC;
◦CP Express means Venture Global CP Express, LLC;
◦Delta means Venture Global Delta LNG, LLC;
◦DOE means the United States Department of Energy;
◦DS&S means our direct sales and shipping business through VG Commodities;
◦EIS means Environmental Impact Statement;
◦FID means the final investment decision with respect to the development of a project or a phase thereof, which, with respect to an LNG project, requires that the project has secured (i) all of the debt and equity financing arrangements necessary to fully construct, commission, and operate such project or phase thereof and (ii) all of the necessary permits to construct, operate, and export LNG;

◦Fixed liquefaction fee means the volume weighted average of the fixed liquefaction fees associated with LNG sold during a relevant period, excluding variable commodity fees;
◦FERC means the Federal Energy Regulatory Commission;
◦FTA means a free trade agreement;
◦GAAP means generally accepted accounting principles in the United States of America;
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
◦IPO Grants means the Company's grant of stock options in January 2025 to purchase Class A common stock to certain of its employees in connection with the IPO;
◦Kagami 1 means Project Kagami 1 Limited;
◦Kagami 2 means Project Kagami 2 Limited;
◦Kagami Companies means Kagami 1 and Kagami 2, jointly;
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
◦LNG volumes exported means LNG volumes that departed our LNG facilities;
◦LNG volumes sold means LNG delivered to customers and recognized in results of operations;
◦MMBtu means million British thermal units;
◦nameplate capacity means, unless the context otherwise requires, the conservative measure of LNG production capability, based on vendor guaranteed LNG output of each of our facilities;
◦natural gas means any hydrocarbons that are gaseous at standard temperature and pressure;
◦natural gas supply contracts means natural gas forward purchase contracts for the supply of feed gas to the Calcasieu Project and the Plaquemines Project;
◦Omnibus Incentive Plan means the Venture Global, Inc. 2025 Omnibus Incentive plan;
◦NPNS means normal purchase and normal sale;
◦Plaquemines Credit Facilities means project financing obtained by VGPL consisting of a term loan facility, or the Plaquemines Construction Term Loan, and a working capital revolving facility, or the Plaquemines Working Capital Facility;
◦post-COD SPA means an SPA for the sale and purchase of LNG after COD has occurred for a particular project or phase thereof;
◦regasification means the process of heating LNG to convert it from a liquid to gaseous state after the LNG is offloaded from an LNG carrier;
◦SEC means the Securities and Exchange Commission;
◦SPA means LNG sales and purchase agreement;
◦Stock Split means the approximately 4,520.3317-for-one forward stock split of our Class A common stock, which we effected in connection with our IPO;
◦SOFR means the U.S. Secured Overnight Financing Rate;
◦Test LNG sales means proceeds from the sale of test LNG generated during the early commissioning of an LNG project;
◦TBtu means trillion British thermal units;
◦TCP means TransCameron Pipeline, LLC;
◦Venture Global means Venture Global, Inc., but not its subsidiaries;
◦VG Commodities means Venture Global Commodities, LLC;
◦VG Partners means Venture Global Partners II, LLC, our controlling shareholder;
◦VGCP means Venture Global Calcasieu Pass, LLC;
◦VGCP Senior Secured Notes means the VGCP 2029 Notes, VGCP 2030 Notes, VGCP 2031 Notes, and VGCP 2033 Notes;

◦VGLNG or Venture Global LNG means Venture Global LNG, Inc.;
◦VGLNG Senior Secured Notes means the VGLNG 2028 Notes, VGLNG 2029 Notes, VGLNG 2030 Notes, VGLNG 2031 Notes, and VGLNG 2032 Notes;
◦VGLNG Series A Preferred Shares means the three million shares of Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock issued by VGLNG;
◦VGPL means Venture Global Plaquemines LNG, LLC;
◦VIE means variable interest entity; and
◦Weighted average price of LNG volumes sold means contracted spot and/or forward prices, generally consisting of a liquefaction fee and a commodity charge.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts, included herein are “forward-looking statements.” In some cases, forward-looking statements can be identified by terminology such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.

These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, expectations regarding the development, construction, commissioning and completion of our projects, estimates of the cost of our projects and schedule to construct and commission our projects, our anticipated growth strategies and anticipated trends impacting our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Those factors include the following:

•our potential inability to maintain profitability, maintain positive operating cash flow and ensure adequate liquidity in the future, including as a result of the significant uncertainty in our ability to generate proceeds and the amount of proceeds that will regularly be received from sales of uncontracted commissioning cargos and excess cargos due to volatility and variability in the LNG markets;
•our need for significant additional capital to construct and complete future projects and related assets, and our potential inability to secure such financing on acceptable terms, or at all;
•our potential inability to construct or operate all of our proposed LNG facilities or pipelines or any additional LNG facilities or pipelines beyond those currently planned, including any of the bolt-on expansion opportunities which we have identified, and to produce LNG in excess of our nameplate capacity, which could limit our growth prospects, including as a result of delays in obtaining regulatory approvals or inability to obtain requisite regulatory approvals to complete construction during our estimated development periods;
•significant operational risks related to our natural gas liquefaction and export projects, including the Calcasieu Project, the Plaquemines Project, the CP2 Project, the CP3 Project, the Delta Project, any potential bolt-on expansions, any future projects we develop, our pipelines, our LNG tankers, and our regasification terminal usage rights;
•our potential inability to accurately estimate costs for our projects, and the risk that the construction and operations of natural gas pipelines and pipeline connections for our projects suffer cost overruns and delays related to obtaining regulatory approvals, development risks, labor costs, unavailability of skilled workers, operational hazards and other risks;
•the uncertainty regarding the future of global trade dynamics, international trade agreements and the United States’ position on international trade, including the effects of tariffs;
•our potential inability to enter into the necessary contracts to construct the CP2 Project, the CP3 Project, the Delta Project, or any potential bolt-on expansion on a timely basis or on terms that are acceptable to us;

•our potential inability to enter into post-COD SPAs with customers for, or to otherwise sell, an adequate portion of the total expected nameplate capacity at the CP2 Project, the CP3 Project, the Delta Project, any potential bolt-on expansions, or any future projects we develop;
•our dependence on our EPC and other contractors for the successful completion of our projects and delivery of our LNG tankers, including the potential inability of our contractors to perform their obligations under their contracts;
•various economic and political factors, including opposition by environmental or other public interest groups, or the lack of local government and community support required for our projects, which could negatively affect the permitting status, timing or overall development, construction and operation of our projects;
•the effects of FERC regulation on our interstate natural gas pipelines and their FERC gas tariffs;
•the risk that the natural gas liquefaction system and mid-scale design we utilize at our projects will not achieve the level of performance or other benefits that we anticipate;
•potential additional risks arising from the duration of and the phased commissioning start-up of our projects;
•the potential risk that our customers or we may terminate our SPAs if certain conditions are not met or for other reasons;
•potential decreases in the price of natural gas and its related impact on our ability to pay the cost of gas transportation, the payment of a premium by us for feed gas relative to the contractual price we charge our customers, or other impacts to the price of natural gas resulting from inflationary pressures;
•the potential negative impacts of seasonal fluctuations on our business;
•our current and potential involvement in disputes and legal proceedings, including the arbitrations and other proceedings currently pending against us and the possibility of a negative outcome in any such dispute or proceeding and the potential impact thereof on our results of operations, liquidity and our existing contracts;
•the risks related to the development and/or contracting for additional gas transportation capacity to support the operation and expansion capacity of our LNG projects;
•the risks related to the management and operation of our LNG tanker fleet and our future regasification terminal usage rights;
•the potential effects of existing and future environmental and similar laws and governmental regulations on compliance costs, operating and/or construction costs and restrictions;
•our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness; and
•risks related to other factors discussed under Item 1A.—Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024.

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

PART I

ITEM 1.        FINANCIAL STATEMENTS

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share information)
(unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$3,605	$3,608
Restricted cash	63	169
Accounts receivable	640	364
Inventory, net	189	171
Derivative assets	166	154
Prepaid expenses and other current assets	230	93
Total current assets	4,893	4,559
Property, plant and equipment, net	37,006	34,675
Right-of-use assets	581	602
Noncurrent restricted cash	366	837
Deferred financing costs	58	384
Noncurrent derivative assets	1,251	1,482
Equity method investments	337	327
Other noncurrent assets	559	625
TOTAL ASSETS	$45,051	$43,491

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$791	$1,536
Accrued and other liabilities	1,840	1,816
Current portion of long-term debt	193	190
Total current liabilities	2,824	3,542
Long-term debt, net	29,130	29,086
Noncurrent operating lease liabilities	521	536
Deferred tax liabilities, net	1,788	1,637
Other noncurrent liabilities	869	794
Total liabilities	35,132	35,595

Contingencies (Note 13)

Redeemable stock of subsidiary	1,567	1,529
Equity
Venture Global, Inc. stockholders' equity
Class A common stock, par value $0.01 per share (451 million and 2,350 million shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	4	23
Class B common stock, par value $0.01 per share (1,969 million and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	20	—
Additional paid in capital	2,164	512
Retained earnings	2,939	2,611
Accumulated other comprehensive loss	(246)	(249)
Total Venture Global, Inc. stockholders' equity	4,881	2,897
Non-controlling interests	3,471	3,470
Total equity	8,352	6,367
TOTAL LIABILITIES AND EQUITY	$45,051	$43,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended March 31,
	2025	2024

REVENUE	$2,894	$1,414

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,059	365
Operating and maintenance expense	252	109
General and administrative expense	105	72
Development expense	182	181
Depreciation and amortization	216	70
Total operating expense	1,814	797

INCOME FROM OPERATIONS	1,080	617

OTHER INCOME (EXPENSE)
Interest income	56	73
Interest expense, net	(276)	(186)
Gain (loss) on interest rate swaps	(192)	374
Loss on financing transactions	—	(5)
Total other income (expense)	(412)	256

INCOME BEFORE INCOME TAX EXPENSE	668	873
Income tax expense	151	175
NET INCOME	517	698

Less: Net income attributable to redeemable stock of subsidiary	38	35
Less: Net income attributable to non-controlling interests	15	15
Less: Dividends on VGLNG Series A Preferred Shares	68	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$396	$648

BASIC EARNINGS PER SHARE
Net income attributable to common stockholders per share—basic	$0.17	$0.28
Weighted average number of shares of common stock outstanding—basic(a)	2,399	2,350

DILUTED EARNINGS PER SHARE
Net income attributable to common stockholders per share—diluted	$0.15	$0.25
Weighted average number of shares of common stock outstanding—diluted(a)	2,643	2,581
____________
(a) See Note 1 – General for further discussion regarding the 4,520.3317-for-one forward stock split in connection with the Company's IPO.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three months ended March 31,
	2025	2024

NET INCOME	$517	$698
Other comprehensive income
Cash flow hedges, net
Reclassification to earnings, net of income tax expense of $1 and $1, respectively	3	3
COMPREHENSIVE INCOME	520	701
Less: Comprehensive income attributable to redeemable stock of subsidiary	38	35
Less: Comprehensive income attributable to non-controlling interests	15	15
Less: Dividends on VGLNG Series A Preferred Shares	68	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$399	$651

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2024	2,350	$23	—	$—	$512	$2,611	$(249)	$2,897	$3,470
Net income	—	—	—	—	—	396	—	396	83
Stock-based compensation	—	—	—	—	(17)	—	—	(17)	—
Subsidiary dividends and distributions	—	—	—	—	—	(68)	—	(68)	(82)
Other comprehensive income	—	—	—	—	—	—	3	3	—
Conversion of Class A common stock to Class B common stock	(1,969)	(20)	1,969	20	—	—	—	—	—
Issuance of Class A common stock, net	70	1	—	—	1,669	—	—	1,670	—
BALANCE AT MARCH 31, 2025	451	$4	1,969	$20	$2,164	$2,939	$(246)	$4,881	$3,471

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2023	2,350	$23	—	$—	$519	$1,228	$(260)	$1,510	$575
Net income	—	—	—	—	—	648	—	648	15
Stock-based compensation	—	—	—	—	(13)	—	—	(13)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(15)
Other comprehensive income	—	—	—	—	—	—	3	3	—
BALANCE AT MARCH 31, 2024	2,350	$23	—	$—	$506	$1,876	$(257)	$2,148	$575

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended March 31,
	2025	2024

OPERATING ACTIVITIES
Net income	$517	$698
Adjustments to reconcile net income to net cash from operating activities:
(Gain) loss on derivatives, net	230	(374)
Cash from settlement of derivatives, net	46	45
Loss on financing transactions	—	5
Deferred taxes	149	173
Non-cash interest expense	41	16
Depreciation and amortization	216	70
Stock-based compensation	12	6
Changes in operating assets and liabilities:
Accounts receivable	(279)	36
Inventory	(18)	(20)
Prepaid expenses and other current assets	(28)	36
Accounts payable and accrued liabilities	249	(54)
Other, net	(21)	1
Net cash from operating activities	1,114	638

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,466)	(3,004)
Other investing activities	(4)	(136)
Net cash used by investing activities	(3,470)	(3,140)

FINANCING ACTIVITIES
Issuance of Class A common stock	1,750	—
Proceeds from project credit facilities	383	2,160
Payments of financing and issuance costs	(75)	—
Repayment of debt	(46)	(227)
Payments of dividends and distributions	(190)	(15)
Other financing activities	(46)	(200)
Net cash from financing activities	1,776	1,718

Net decrease in cash, cash equivalents and restricted cash	(580)	(784)
Cash, cash equivalents and restricted cash at beginning of period	4,614	5,872
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,034	$5,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

The Company

Venture Global is a Delaware corporation formed by the managing members of VG Partners on September 19, 2023. As used in these condensed consolidated financial statements, unless the context otherwise requires, references to the "Company," "we," "us," and "our" refer to Venture Global and its consolidated subsidiaries.

The Company sells LNG and is engaged in the operation, construction, and development of natural gas liquefaction and export facilities in North America ("LNG projects"). Each LNG project includes a liquefaction facility and export terminal and one or more associated pipelines that interconnect with several interstate and intrastate pipelines for delivery of natural gas into the associated liquefaction facility and export terminal. Our current LNG projects include the Calcasieu Project, the Plaquemines Project, the CP2 Project, the CP3 Project and the Delta Project.

The Company is also engaged in the acquisition and operation of LNG tankers to deliver its LNG directly to customers through its direct sales and shipping business ("DS&S") and is pursuing opportunities to secure additional LNG regasification capacity. In addition, the Company is engaged in the development and construction of pipeline infrastructure projects to establish complementary gas transportation for its development projects.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for fair presentation, have been included. Interim results are not necessarily indicative of results for a full year. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2025 (the "2024 Form 10-K"). Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

The accompanying unaudited condensed consolidated financial statements include the accounts of Venture Global, Inc. and its controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Stock Split

On January 27, 2025, and in connection with the completion of its IPO, the Company effectuated an approximately 4,520.3317-for-one forward stock split of its Class A common stock. All Class A common stock share and per share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect the impact of the stock split. See Note 14 – Equity for further discussion of the IPO.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and the accompanying notes. While management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are appropriate, actual results could differ from those estimates.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restricted Cash

The following table summarizes the components of restricted cash:

	March 31, 2025	December 31, 2024

Current restricted cash
Calcasieu Project cash reserves(a)	$62	$169
Other	1	—
Total current restricted cash	$63	$169

Noncurrent restricted cash
Plaquemines Project construction(b)	$62	$534
Calcasieu Project cash reserves(c)	225	226
Other(d)	79	77
Total noncurrent restricted cash	$366	$837
____________
(a)Primarily restricted to pre-commercial operations for the Calcasieu Project.
(b)Restricted to the payment of construction and commissioning costs for the Plaquemines Project.
(c)Restricted to debt service for the Calcasieu Project.
(d)Restricted to the payment of equipment costs for a pipeline development project.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024

Cash and cash equivalents	$3,605	$3,608
Current restricted cash	63	169
Noncurrent restricted cash	366	837
Cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows	$4,034	$4,614

Note 3 – Revenue from Contracts with Customers

The following table summarizes the disaggregation of revenue earned from contracts with customers:

	Three months ended March 31,
	2025	2024

LNG revenue	$2,880	$1,408
Other revenue	14	6
Total revenue	$2,894	$1,414

LNG produced prior to the relevant project or phase thereof reaching COD is sold under short-term sales agreements at prevailing market prices when executed. LNG Commissioning Sales Agreements are contracted with customers through the Company's LNG projects and its DS&S business. As of March 31, 2025, the Company had not yet declared COD for any of its LNG projects or phases thereof, and accordingly, LNG revenue recognized during the three months ended March 31, 2025 and 2024, was earned under LNG Commissioning Sales Agreements. The Company declared COD for the Calcasieu Project on April 15, 2025. See Note 21 – Subsequent Events for further discussion.

Transaction price allocated to future performance obligations

Because many of the Company's sales contracts have long-term durations, the Company is contractually entitled to significant future consideration which it has not yet recognized as revenue. The following table discloses the

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

aggregate amount of the transaction price, including variable consideration, that is allocated to performance obligations that have not yet been satisfied, excluding all performance obligations that are part of contracts that have an expected duration of one year or less (dollar amounts in billions):

	March 31, 2025
	Unsatisfied transaction price(a)	Weighted average recognition timing (in years)

LNG revenue	$182.9	19.6 years
_____________
(a)    A portion of the transaction price is based on the forecasted Henry Hub index as of period end.

Significant judgments were made when estimating the transaction price allocated to future performance obligations. These include the best estimate of when the Company's respective projects will reach COD and the post-COD SPAs will commence, which is currently expected to occur in 2026 and 2027 for the first and second phases of the Plaquemines Project, respectively, and the most likely amount of variable consideration to which the Company expects to be entitled upon the resolution of certain ongoing disputes with customers. These disputes are with various Calcasieu Project post-COD SPA customers who are asserting that the Calcasieu Project was delayed in declaring COD under the respective SPAs. These disputes are subject to aggregate liability limitations of $1.6 billion under the SPAs. Certain of the Company's customers are also disputing whether the liability limitations in the Company's SPAs are applicable, and therefore are claiming damages, including amounts in excess of the liability limitations. The Company's estimates of variable consideration exclude decreases to the transaction price for these contingent penalties based on the Company's best estimate of the most likely outcome of these disputes. The Company expects this variability to be resolved in 2025 and 2026 upon the conclusion of various arbitration proceedings.

Note 4 – Inventory

The following table summarizes the components of inventory:

	March 31, 2025	December 31, 2024

Spare parts and materials	$110	$89
LNG	36	36
LNG in-transit	33	36
Other	10	10
Total inventory	$189	$171

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment

The following table presents the components of property, plant and equipment, net and their estimated useful lives (in years):

	Estimated useful life	March 31, 2025	December 31, 2024

Terminal and interconnected pipeline facilities	7-35	$23,334	$18,698
Construction in progress	N/A	8,685	10,773
Advanced equipment and construction payments	N/A	4,740	4,733
LNG tankers	25	630	630
Buildings	35	96	97
Land	N/A	57	55
Other(a)	2-23	472	481
Total property, plant and equipment at cost		38,014	35,467
Accumulated depreciation		(1,008)	(792)
Total property, plant and equipment, net		$37,006	$34,675
____________
(a)    Includes finance lease assets. See Note 6 – Leases for further discussion.

During the three months ended March 31, 2025, the Company recognized $23 million of net proceeds after deducting net cash paid for natural gas, from Test LNG sales as a reduction to the cost basis of the Plaquemines Project LNG terminal.

As of March 31, 2025, $15.8 billion, which represents a portion of the Plaquemines Project's property, plant and equipment has been placed in service in accordance with the accounting guidance. The Plaquemines Project remains under construction and is undergoing its planned commissioning program to satisfy the requirements necessary for achieving commercial operations as defined under the applicable contracts. Costs associated with these efforts will be either capitalized or expensed in accordance with the applicable accounting guidance.

The following table presents depreciation expense recognized on the condensed consolidated statements of operations:

	Three months ended March 31,
	2025	2024

Depreciation expense	$214	$69

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Leases

Operating leases consist primarily of leased land, LNG tankers, and office space and facilities. Finance leases consist primarily of leased marine vessels and a bridge.

The following table presents the line item classification of right-of-use assets and lease liabilities on the condensed consolidated balance sheets:

	Line item	March 31, 2025	December 31, 2024

Right-of-use assets—operating	Right-of-use assets	$581	$602
Right-of-use assets—finance	Property, plant and equipment, net	284	279
Total right-of-use assets		$865	$881

Current operating lease liabilities	Accrued and other liabilities	$65	$81
Current finance lease liabilities	Accrued and other liabilities	10	10
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	521	536
Noncurrent finance lease liabilities	Other noncurrent liabilities	251	248
Total lease liabilities		$847	$875

The following table presents the line item classification of lease costs:

	Line item	Three months ended March 31,
		2025	2024

Operating lease cost	Operating expense(a)	$33	$18
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization and property, plant and equipment, net	4	3
Interest on lease liabilities	Interest expense, net and property, plant and equipment, net	5	1
Total lease cost		$42	$22
_____________
(a)Presented in the various line items within operating expenses, consistent with the nature of the asset under lease.

Note 7 – Equity Method Investments

The following table presents equity method investment ownership interests and carrying values:

	March 31, 2025		December 31, 2024
Equity method investment	Ownership interest	Carrying value	Ownership interest	Carrying value

Kagami 1	39%	$169	39%	$164
Kagami 2	39%	168	39%	163
Total		$337		$327

Kagami Companies

In 2023, the Company began acquiring equity interests in Kagami 1 and Kagami 2. The Kagami Companies are VIEs in which the Company is not the primary beneficiary since it lacks the power to make significant decisions. These equity method investments are held by the DS&S reportable segment. The Kagami Companies will each purchase one LNG tanker, which are expected to be delivered in 2025. The Company has future commitments to increase its investment in the Kagami Companies by $251 million to fund construction of the LNG tankers, which are subject to conditions precedent that have not yet been satisfied.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Accrued and Other Liabilities

Components of accrued and other liabilities included:

	March 31, 2025	December 31, 2024

Accrued construction and equipment costs	$596	$620
Accrued interest	288	361
Accrued natural gas purchases	495	267
Accrued compensation	148	191
Accrued dividends and distributions	55	95
Other	258	282
Total accrued and other liabilities	$1,840	$1,816

Note 9 – Debt

The following table summarizes outstanding debt:

	Maturity	Interest rate	March 31, 2025	December 31, 2024

Fixed rate:
VGLNG Senior Secured Notes
VGLNG 2028 Notes	June 1, 2028	8.125%	$2,250	$2,250
VGLNG 2029 Notes(a)	February 1, 2029	9.500%	3,000	3,000
VGLNG 2030 Notes	January 15, 2030	7.000%	1,500	1,500
VGLNG 2031 Notes	June 1, 2031	8.375%	2,250	2,250
VGLNG 2032 Notes(b)	February 1, 2032	9.875%	2,000	2,000
VGCP Senior Secured Notes
VGCP 2029 Notes	August 15, 2029	3.875%	1,250	1,250
VGCP 2030 Notes	January 15, 2030	6.250%	1,000	1,000
VGCP 2031 Notes	August 15, 2031	4.125%	1,250	1,250
VGCP 2033 Notes	November 1, 2033	3.875%	1,250	1,250
Other fixed rate debt(c)	September 5, 2029	7.600%	84	84
Variable rate:
Calcasieu Pass Construction Term Loan			950	997
Plaquemines Construction Term Loan			12,948	12,635
Plaquemines Working Capital Facility			154	85
Total outstanding debt			29,886	29,551
Less: Unamortized debt discount, premium and issuance costs			(563)	(275)
Total outstanding debt, net			29,323	29,276
Less: Current portion of long-term debt			(193)	(190)
Total long-term debt, net			$29,130	$29,086
____________
(a)Issued at 100.167% of par.
(b)Issued at 99.661% of par.
(c)Secured by a first priority interest in corporate property.

VGLNG Senior Secured Notes

The VGLNG Senior Secured Notes are secured on a pari passu basis by a first-priority security interest in substantially all of the existing and future assets of VGLNG and the future guarantors, if any. In addition, VGLNG has pledged its membership interests in certain material direct subsidiaries as collateral to secure its obligations under the VGLNG Senior Secured Notes. VGLNG may redeem all or part of the VGLNG Senior Secured Notes at

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

specified prices set forth in the respective governing indenture, plus accrued interest, if any, as of the date of the redemption.

VGCP Senior Secured Notes

The obligations of VGCP under the VGCP Senior Secured Notes are guaranteed by TCP and secured on a pari passu basis by a first-priority security interest in the assets that secure the Calcasieu Pass Credit Facilities. VGCP may redeem all or part of the VGCP Senior Secured Notes at specified prices set forth in the respective governing indenture, plus accrued interest, if any, as of the date of the redemption.

Credit facilities

Below is a summary of committed credit facilities outstanding as of March 31, 2025:

	Calcasieu Pass Credit Facilities(a)		Plaquemines Credit Facilities(b)
	Calcasieu Pass Construction Term Loan	Calcasieu Pass Working Capital Facility	Plaquemines Construction Term Loan	Plaquemines Working Capital Facility

Original facility size	$5,477	$300	$8,459	$1,100
Incremental commitments	—	255	4,489	1,000
Less:
Outstanding balances	950	—	12,948	154
Commitments prepaid or terminated	4,527	—	—	—
Letters of credit issued	—	308	—	1,461
Available commitments	$—	$247	$—	$485

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured
Maturity date	August 19, 2026	August 19, 2026	May 25, 2029	May 25, 2029
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

Interest expense on debt

The following table presents the total interest expense incurred on debt and other instruments:

	Three months ended March 31,
	2025	2024

Stated interest	$526	$415
Amortization of debt discounts, premiums and issuance costs	32	36
Other interest and fees	11	22
Total interest cost	569	473
Capitalized interest	(293)	(287)
Total interest expense, net	$276	$186

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Derivatives

Interest rate swaps

The Company has entered into interest rate swaps to mitigate its exposure to variability in interest payments associated with certain variable rate debt. None of the Company's interest rate swaps has been designated as cash flow hedges as of March 31, 2025 or December 31, 2024.

The following table summarizes outstanding interest rate swaps:

						Outstanding notional
Debt instrument	Latest maturity		Receive variable rate	Pay fixed rate(c)	Maximum notional	March 31, 2025	December 31, 2024

Plaquemines Credit Facilities	2046	(a)	Compounding SOFR	2.49%	$10,204	$8,508	$8,089
Calcasieu Pass Credit Facilities	2036	(b)	Compounding SOFR	2.55%	923	923	969
Total notional					$11,127	$9,431	$9,058
____________
(a)Subject to mandatory early termination provisions under which certain interest rate swaps will settle at their fair values in May 2029.
(b)Subject to mandatory early termination provisions under which certain interest rate swaps will settle at their fair values in August 2026.
(c)Represents a weighted-average fixed rate based on the maximum notional.

Natural gas supply contracts

The Company has entered into natural gas supply contracts for the supply of feed gas to the Calcasieu Project and the Plaquemines Project. Those natural gas supply contracts not designated or qualifying as NPNS are recognized as either derivative assets or liabilities and measured at fair value. None of the Company's natural gas supply contracts has been designated as hedges as of March 31, 2025 or December 31, 2024.

The following table summarizes outstanding natural gas supply contracts recognized as derivatives (notional amount in millions of MMBtus):

	March 31, 2025		December 31, 2024
Natural gas supply contracts	Total notional	Latest maturity	Total notional	Latest maturity

Natural gas	2,524	2036	2,048	2031

The following table summarizes the fair value and classification of derivatives on the condensed consolidated balance sheets:

	Balance sheet location	March 31, 2025	December 31, 2024

Assets
Interest rate swaps	Derivative assets	$139	$150
Natural gas supply contracts	Derivative assets	27	4
Interest rate swaps	Noncurrent derivative assets	1,235	1,459
Natural gas supply contracts	Noncurrent derivative assets	16	23
Total assets		$1,417	$1,636

Liabilities
Interest rate swaps	Accrued and other liabilities	$1	$1
Natural gas supply contracts	Accrued and other liabilities	10	12
Interest rate swaps	Other noncurrent liabilities	3	2
Natural gas supply contracts	Other noncurrent liabilities	67	12
Total liabilities		$81	$27

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax effects of derivative instruments recognized in AOCL and earnings:

		Three months ended March 31,
	Line item	2025	2024

Designated as hedging instruments
Reclassifications of losses from AOCL into earnings
Interest rate swaps	Depreciation and amortization	1	1
Interest rate swaps	Interest expense, net	3	3

Not designated as hedging instruments — recognized in earnings
Natural gas supply contracts	Cost of sales	38	—
Interest rate swaps	Gain (loss) on interest rate swaps	(192)	374

Approximately $15 million is expected to be reclassified from AOCL as a reduction to earnings within the next twelve months.

The following table presents the gross and net fair value of outstanding derivatives:

	March 31, 2025			December 31, 2024
	Gross balance	Balance subject to netting	Net balance	Gross balance	Balance subject to netting	Net balance

Derivative assets	$1,422	$(5)	$1,417	$1,648	$(12)	$1,636
Derivative liabilities	(86)	5	(81)	(39)	12	(27)

Credit-risk related contingent features

Interest rate swaps

The interest rate swap agreements contain cross default provisions whereby if the Company were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle the outstanding derivative liability positions with its counterparties. As of March 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. The aggregate fair value of the Company's interest rate swap derivative instruments with credit-risk related contingent features in a net liability position was $4 million as of March 31, 2025.

Natural gas supply contracts

Certain natural gas supply contracts contain credit risk-related contingent features which stipulate that if the Company's credit ratings were to change, it could be required to provide additional collateral. As of March 31, 2025, the Company would not be required to post any collateral related to these contracts if the credit-risk related contingent features were triggered, as the delivery of the underlying commodity had yet to commence. The aggregate fair value of the Company's natural gas supply contracts with credit-risk related contingent features in a net liability position was $35 million as of March 31, 2025.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis and indicates their levels within the fair value hierarchy:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Money market funds(a)	$1,894	$—	$—	$1,894	$1,373	$—	$—	$1,373
Interest rate swaps(b)	—	1,374	—	1,374	—	1,609	—	1,609
Natural gas supply contracts(b)	—	2	46	48	—	—	39	39
Total	$1,894	$1,376	$46	$3,316	$1,373	$1,609	$39	$3,021

Liabilities
Interest rate swaps(c)	$—	$4	$—	$4	$—	$3	$—	$3
Natural gas supply contracts(c)	—	8	74	82	—	3	33	36
Total	$—	$12	$74	$86	$—	$6	$33	$39
____________
(a)Included in cash and cash equivalents on the condensed consolidated balance sheets.
(b)Included in derivative assets and noncurrent derivative assets on the condensed consolidated balance sheets.
(c)Included in accrued and other liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

Interest rate swaps

The fair values of the Company's interest rate swaps are classified as Level 2 and determined using a discounted cash flow method that incorporates observable inputs. The fair value calculation includes a credit valuation adjustment and forward interest rate curves for the same periods of the future maturity dates of the interest rate swaps. For further discussion, see Note 10 – Derivatives.

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

Due to the uncertainty surrounding these inputs, certain natural gas supply contracts are classified as Level 3 in the fair value hierarchy. Changes in these inputs can have a significant impact on the valuation of the Company's commodity derivatives, which can result in a significantly higher or lower estimated fair value. For further discussion, see Note 10 – Derivatives.

The following table includes quantitative information for the unobservable inputs for Level 3 natural gas supply contracts as of March 31, 2025:

Valuation approach	Significant unobservable input	Range of significant unobservable input	Arithmetic average of significant unobservable input

Discounted cash flow	Forward natural gas price per MMBtu	$1.52 to $4.87	$3.19
Option pricing model	Volatility	26.2% to 77.8%	30.9%

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair value of derivative instruments measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2025. There were no derivative instruments measured at fair value using Level 3 inputs as of March 31, 2024.

Natural gas supply contracts

Beginning balance as of January 1, 2025	$6
Total realized and unrealized loss included in earnings	(10)
Settlements	(24)
Ending balance as of March 31, 2025	$(28)

Unrealized loss included in earnings	$(34)

Other financial instruments

The following table presents the fair value of outstanding debt instruments in the condensed consolidated balance sheets:

	Level	March 31, 2025	December 31, 2024

Fixed rate debt	1	$15,787	$16,085
Variable and other fixed rate debt(a)	2	14,136	13,801
____________
(a)    Carrying value approximates estimated fair value.

Note 12 – Income Taxes

The Company's provision for income taxes is based on an estimated annual effective tax rate, plus discrete items. The Company's effective tax rate was 22.6% for the three months ended March 31, 2025, and was higher than the statutory income tax rate due to a combination of factors including non-deductible expenses and valuation allowance adjustments caused by a change in the realizability of certain deferred tax assets.

The Company's effective tax rate was 20.0% for the three months ended March 31, 2024, and was lower than the statutory income tax rate due to a combination of factors including guaranteed payments to non-controlling interests and non-deductible expenses.

As of March 31, 2025, VGLNG and Calcasieu Holdings, subsidiaries of the Company, were under exam by the Internal Revenue Service for the 2022 tax year.

Note 13 - Contingencies

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company. This could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2025.

See Note 3 – Revenue from Contracts with Customers, for discussion of certain disputes with customers.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Equity

IPO and related transactions

On January 27, 2025, the Company completed its IPO in which it issued and sold 70 million shares of Class A common stock, par value $0.01, at a public offering price of $25.00 per share. The Company received proceeds of $1.7 billion, net of underwriting discounts and commissions of $70 million and offering expenses of $10 million.

In connection with the IPO, the Company effectuated an approximately 4,520.3317-for-one forward stock split of its Class A common stock. These condensed consolidated financial statements have been retrospectively adjusted to reflect the impact of the Stock Split of the Class A common stock. Subsequent to the Stock Split, and prior to the completion of the IPO, all shares of Class A common stock held by VG Partners, approximately 1.97 billion shares, were converted into an equal number of shares of Class B common stock.

Upon the effectiveness of the registration statement for the IPO, the Company's board of directors and stockholders adopted the Omnibus Incentive Plan, under which it granted stock options to purchase approximately 14 million shares of its Class A common stock with an exercise price of $25.00 per share to certain of its employees. The IPO Grants have a 10-year contractual term and vest in equal quarterly installments over a four-year period. The total number of shares of Class A common stock authorized for issuance under the Omnibus Incentive Plan, including the IPO Grants, is approximately 172 million, and is subject to annual automatic evergreen increases thereafter.

Preferred and common stock

The Company's Class A common stock has one vote per share and its Class B common stock has ten votes per share. The par value of the Class A common stock and Class B common stock is $0.01 per share. The following table summarizes the number of shares of the Company's preferred stock and common stock authorized for issuance (in millions):

	March 31, 2025	December 31, 2024

Preferred stock	200	1
Class A common stock	4,400	4,520
Class B common stock	3,000	1

Dividends

In September 2024, the Company's board of directors declared the payment of cash dividends to holders of the Company's outstanding common stock in an aggregate amount of $160 million that are paid on a pro rata basis in four equal installments of $40 million over four consecutive calendar quarters on the last business day of each such calendar quarter, commencing on September 30, 2024. During the three months ended March 31, 2025, the Company paid $40 million, or $0.02 per share, of cash dividends to its common stockholders.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Redeemable Stock of Subsidiary

The following table summarizes the change in redeemable stock of subsidiary on the condensed consolidated balance sheets (in millions):

	Three months ended March 31,
	2025	2024

Beginning balance as of January 1	$1,529	$1,385
Paid-in-kind distributions(a)	38	35
Ending balance as of March 31	$1,567	$1,420
____________
(a)Presented as net income attributable to redeemable stock of subsidiary on the consolidated statements of operations.

Following COD of the Calcasieu Project and the final distribution of the net proceeds from sales under LNG Commissioning Sales Agreements, but prior to August 19, 2027, no distributions of available cash will be permitted from Calcasieu Funding to VGLNG until any accumulated accrued distributions on the CP Funding Redeemable Preferred Units have been fully settled in cash. Further, on and after August 19, 2027, no distributions of available cash will be permitted from Calcasieu Funding to VGLNG until the CP Funding Redeemable Preferred Units have been fully redeemed in cash. In this context, available cash means funds in excess of cash deemed necessary by management to fund the Calcasieu Project's operating costs, including debt service requirements, during the relevant period. As of March 31, 2025, the CP Funding Redeemable Preferred Units had a redemption value of $1.6 billion of which $667 million was related to accrued distributions. See Note 21 – Subsequent Events for further discussion of COD of the Calcasieu Project.

Note 16 – Non-Controlling Interests

VGLNG Series A Preferred Shares

VGLNG, a direct controlled subsidiary of the Company, issued 3 million VGLNG Series A Preferred Shares which represent third-party ownership in the net assets of VGLNG and have a cumulative net balance of $2.9 billion. The annual dividend rate on the VGLNG Series A Preferred Shares is currently 9.000%. Cumulative cash dividends on the VGLNG Series A Preferred Shares are payable semiannually, in arrears, when, and if, declared by the VGLNG board of directors.

During the three months ended March 31, 2025, the Company accumulated $68 million, or $22.50 per share, of dividends on the VGLNG Series A Preferred Shares and declared and paid $135 million, or $45.00 per share. The balance of accumulated but undeclared dividends was $1 million, or $0.25 per share and $68 million, or $22.75 per share, as of March 31, 2025 and December 31, 2024, respectively.

Calcasieu Holdings

Calcasieu Holdings, an indirect controlled subsidiary of the Company, issued the CP Holdings Convertible Preferred Units, which represent third-party ownership in the net assets of Calcasieu Holdings. The following table summarizes the changes in the CP Holdings Convertible Preferred Units:

	Three months ended March 31,
	2025	2024

Beginning balance as of January 1	$575	$575
Net income attributable to non-controlling interests	15	15
Distributions	(15)	(15)
Ending balance as of March 31	$575	$575

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Earnings per Share

Earnings per share is calculated using the two-class method and presented on a combined basis since the Class A common stock and Class B common stock have identical rights and privileges, except for voting rights. The following table sets forth the computation of net income per share attributable to the Class A and Class B common stock outstanding (share amounts in millions):

	Three months ended March 31,
	2025	2024

Net income	$517	$698
Less: Net income attributable to redeemable stock of subsidiary	38	35
Less: Net income attributable to non-controlling interests	15	15
Less: Dividends on VGLNG Series A preferred shares	68	—
Net income attributable to common stockholders	$396	$648

Weighted average shares of common stock outstanding
Basic	2,399	2,350
Dilutive stock options outstanding	244	231
Diluted	2,643	2,581
Net income attributable to common stockholders per share—basic(a)	$0.17	$0.28
Net income attributable to common stockholders per share—diluted(a)	$0.15	$0.25
____________
(a)    Earnings per share may not recalculate exactly due to rounding.

Stock options to purchase 14 million of the Company's Class A common stock for the three months ended March 31, 2025 were excluded from the calculation of diluted net income attributable to common stockholders because their effect would have been anti-dilutive.

Note 18 – Supplemental Cash Flow Information

The following table sets forth supplemental disclosure of cash flow information:

	Three months ended March 31,
	2025	2024

Accrued purchases of property, plant and equipment	$978	$1,678
Cash paid for interest, net of amounts capitalized	253	105
Accrued distributions	15	15
Paid-in-kind distribution on redeemable stock of subsidiary	38	35
Cash paid for operating leases	43	6

Note 19 – Segment Information

The Company has multiple operating segments, including the Company's five LNG projects – the Calcasieu Project, the Plaquemines Project, the CP2 Project, the CP3 Project and the Delta Project – and its DS&S business and pipeline activities. Each LNG project operating segment includes activity of both the respective liquefaction facility and export terminal and the associated pipeline(s) that will supply the natural gas to that facility.

The Company has four reportable segments, the Calcasieu Project, the Plaquemines Project, the CP2 Project and its DS&S business. The CP3 Project, the Delta Project, and its pipeline activities are not quantitatively material for reporting purposes and as such, have been combined with corporate activities as corporate, other and eliminations. Activities reported in corporate, other and eliminations include immaterial operating segments, costs which are overhead in nature and not directly associated with the operating segments, including certain general and

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

administrative and marketing expenses, and inter-segment eliminations. Prior to the three months ended March 31, 2025, the Company had three reportable segments, which consisted of the Calcasieu Project, the Plaquemines Project and the CP2 Project. Prior period presentations have been recast to conform to the current segment reporting structure.

The following tables present financial information by segment, including significant segment expenses regularly provided to the CODM, and a reconciliation of segment income (loss) from operations to income before income tax expense on the condensed consolidated statements of operations for the periods indicated.

	Three months ended March 31, 2025
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$1,638	$1,186	$1	$481	$(412)	$2,894

Operating expense
Cost of sales	536	540	—	392	(409)	1,059
Operating and maintenance expense	131	74	1	49	(3)	252
General and administrative expense	4	16	14	2	69	105
Development expense	—	10	149	—	23	182
Depreciation and amortization	65	131	—	6	14	216
Total operating expense	736	771	164	449	(306)	1,814

Income (loss) from operations	$902	$415	$(163)	$32	$(106)	$1,080
Interest income						56
Interest expense, net						(276)
Loss on interest rate swaps						(192)
Income before income tax expense						$668

	Three months ended March 31, 2024
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$1,414	$—	$—	$—	$—	$1,414

Operating expense
Cost of sales	365	—	—	—	—	365
Operating and maintenance expense	87	26	—	—	(4)	109
General and administrative expense	4	16	4	5	43	72
Development expense	—	14	148	—	19	181
Depreciation and amortization	64	—	—	—	6	70
Total operating expense	520	56	152	5	64	797

Income (loss) from operations	$894	$(56)	$(152)	$(5)	$(64)	$617
Interest income						73
Interest expense, net						(186)
Gain on interest rate swaps						374
Loss on financing transactions						(5)
Income before income tax expense						$873

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Capital expenditures		Total assets
	Three months ended March 31,		March 31,	December 31,
	2025	2024	2025	2024

Calcasieu Project	$8	$174	$7,072	$7,181
Plaquemines Project	2,216	2,071	25,080	24,627
CP2 Project	684	638	4,336	3,643
DS&S	74	24	1,587	1,473
Corporate, other and eliminations	496	277	6,976	6,567
Total	$3,478	$3,184	$45,051	$43,491

Note 20 – Recent Accounting Pronouncements

The following table provides a description of recently issued accounting pronouncements that have not yet been adopted as of March 31, 2025. Accounting pronouncements not listed below were assessed and determined to not have a material impact to the condensed consolidated financial statements.

Standard	Description	Effect on the Company's condensed consolidated financial statements
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

Note 21 – Subsequent Events

On April 15, 2025, the Calcasieu Project declared COD and commenced the sale of LNG to its customers under its post-COD SPAs.

Upon COD, the CP Holdings Convertible Preferred Units converted into Class B common units of Calcasieu Holdings, equal to approximately 23% of the total outstanding common units of Calcasieu Holdings, or Holdings Common Units, reducing the Company's common equity interest in the Calcasieu Project to approximately 77%.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 21, 2025, VGPL (as borrower) and Gator Express (as guarantor) issued $2.50 billion aggregate principal amount of senior secured notes, which were issued in two series: (i) a series of 7.50% senior secured notes due 2033 in an aggregate principal amount of $1.25 billion (the “VGPL 2033 Notes”) and (ii) a series of 7.75% senior secured notes due 2035 in an aggregate principal amount of $1.25 billion (the “VGPL 2035 Notes,” and together with the VGPL 2033 Notes, the “VGPL Notes”). In connection with the issuance, VGPL settled a pro rata portion of its interest rate swaps that hedged the variable interest on the Plaquemines Credit Facilities for cash proceeds of $275 million. The net proceeds from the issuance of the VGPL Notes and the swap breakage proceeds were used to prepay $2.7 billion outstanding under the Plaquemines Construction Term Loan and pay costs incurred in connection with the offering. The VGPL Notes are secured on a pari passu basis by a first-priority security interest in the assets that secure the Plaquemines Credit Facilities.

On May 1, 2025, CP2 (as borrower), CP Express (as guarantor) and CP2 Procurement (as guarantor) entered into new secured bridge credit facilities, consisting of a $2.825 billion delayed draw bridge loan facility (the “CP2 Bridge Loan Facility”) and a $175 million three-year interest reserve facility (the “CP2 Interest Reserve Facility”, and together with the CP2 Bridge Loan Facility, the “CP2 Bridge Facilities”). The loans under the CP2 Bridge Facilities are due in full by the earliest of (i) May 1, 2028, (ii) the ninetieth (90th) day following the occurrence of COD for the second phase of the Plaquemines Project, or (iii) the closing and disbursement of the initial loans under a FID project financing for the CP2 Project. The net proceeds from the CP2 Bridge Facilities will be used to fund a portion of the development and construction costs, including interest, of the CP2 Project prior to closing the full project debt and equity financing.

In April 2025, CP2 amended one of its 20-year SPAs to increase the sale and delivery of LNG from 1.0 MTPA to 1.5 MTPA from the first phase of the CP2 Project. This increased the total volume of LNG contracted for sale and delivery from the CP2 Project from 9.25 MTPA to 9.75 MTPA.

On May 9 2025, FERC issued its final supplemental EIS which reaffirmed that the CP2 Project emissions impacts are “not significant.”

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements and the accompanying notes thereto, included in Item 1.—Financial Statements of this Form 10-Q, and discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2024 Form 10-K. In addition to historical condensed consolidated financial information, this Form 10-Q contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in the Cautionary Statement on Forward Looking Statements on this Form 10-Q and elsewhere in Item 1A.—Risk Factors of our 2024 Form 10-K. Except for per share, per MMBtu or volumetric amounts, or as otherwise specified, dollar amounts presented within tables are stated in millions.

Executive Summary

Our Financial Results. Our income from operations for the three months ended March 31, 2025 was $1.1 billion, a $463 million increase from $617 million for the corresponding period in the prior year. This increase was primarily due to higher sales volumes at our Plaquemines Project LNG facility due to the commencement of LNG production in December 2024 and continued ramp up and higher weighted average prices of LNG, partially offset by higher cost of feed gas. Additionally, our net income for the three months ended March 31, 2025 was $517 million, a reduction of $181 million from $698 million for the corresponding period in the prior year primarily due to an unfavorable change in the fair value of our interest rate swaps of $566 million, partially offset by our increase in income from operations.

	Three months ended March 31,
	2025	2024

LNG volumes exported
Cargos	63	40
TBtu	233.6	144.5

LNG volumes sold (TBtu)	228.3	140.9
Weighted average price of LNG volumes sold (per MMBtu)
Fixed liquefaction fee	$8.55	$7.40
Commodity fee	4.23	2.59
Weighted average price of LNG volumes sold	$12.78	$9.99

Our LNG Projects

Calcasieu Project. Production and sales of LNG from our initial LNG export facility remained ongoing, although not at full nameplate capacity levels, while we continued to address the remaining work related to commissioning, carryover completions, rectification, reliability testing, and other incomplete aspects of the facility. Notably, in March 2025, we completed certain outstanding performance tests of key equipment and facilities and commenced our facility-wide lenders' reliability test. On April 15, 2025, the Calcasieu Project declared COD and commenced the sale of LNG to its customers under its post-COD SPAs.

	Calcasieu Project
	Three months ended March 31,
	2025	2024

LNG volumes exported
Cargos	34	40
TBtu	125.9	144.5

LNG volumes sold (TBtu)	125.2	140.9
Weighted average price of LNG volumes sold (per MMBtu)
Fixed liquefaction fee	$8.80	$7.40
Commodity fee	4.23	2.59
Weighted average price of LNG volumes sold	$13.03	$9.99

Plaquemines Project. Production and sales of LNG from the first phase of our second LNG export facility increased during the period while physical construction and the commissioning program of the project remained underway. During the period, we incurred $1.3 billion of project costs, the majority of which were capitalized, and we placed an additional $4.4 billion of assets in service in accordance with the accounting guidance.

	Plaquemines Project
	Three months ended March 31,
	2025	2024

LNG volumes exported
Cargos	29	—
TBtu	107.7	—

LNG volumes sold (TBtu)	107.7	—
Weighted average price of LNG volumes sold (per MMBtu)
Fixed liquefaction fee	$7.26	$—
Commodity fee	4.26	—
Weighted average price of LNG volumes sold	$11.52	$—

CP2 Project. We significantly advanced the development of our third LNG export facility during the period and incurred $834 million of project costs primarily associated with equipment procurement, off-site manufacturing work, and engineering and design, $685 million of which was capitalized and $149 million was expensed. We continued to see positive change in the CP2 Project’s regulatory landscape:
•FERC authorization. In February 2025, FERC prepared its draft supplemental EIS, and on May 9, 2025, issued its final supplemental EIS which reaffirmed that the CP2 Project emissions impacts are “not significant.” The CP2 Project awaits its final approval and notices to proceed with on-site construction from the FERC commission, both of which are expected in mid-2025.
•DOE non-FTA authorization. In March 2025, the CP2 Project received conditional authorization from the DOE to export natural gas to non-FTA nations.

Our Sources of Capital. In January 2025, we completed our IPO, issuing 70 million shares of our Class A common stock at a public offering price of $25.00 per share for total net proceeds of $1.7 billion. In connection with the IPO, we effectuated a 4,520.3317-for-one forward stock split of our Class A common stock. In April 2025, VGPL closed on its inaugural bond offering, issuing $2.5 billion of aggregate senior secured notes, and concurrently settled a pro rata portion of its interest rate swaps for cash proceeds of $275 million. Net proceeds from this issuance and the swap breakage proceeds were used to prepay $2.7 billion of principal outstanding under the Plaquemines Construction Term Loan. Additionally, in May 2025, CP2 entered into the new CP2 Bridge Facilities totaling $3.0 billion. The net proceeds from the CP2 Bridge Facilities will be used to fund a portion of the development and construction costs, including interest, of the CP2 Project prior to closing the full project debt and equity financing.

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table shows a summary of our condensed consolidated results of operations for the periods indicated:

	Three months ended March 31,		Change
	2025	2024	($)	(%)

REVENUE	$2,894	$1,414	$1,480	105%

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,059	365	694	190%
Operating and maintenance expense	252	109	143	131%
General and administrative expense	105	72	33	46%
Development expense	182	181	1	1%
Depreciation and amortization	216	70	146	209%
Total operating expense	1,814	797	1,017	128%

INCOME FROM OPERATIONS	1,080	617	463	75%

OTHER INCOME (EXPENSE)
Interest income	56	73	(17)	(23)%
Interest expense, net	(276)	(186)	(90)	48%
Gain (loss) on interest rate swaps	(192)	374	(566)	(151)%
Loss on financing transactions	—	(5)	5	(100)%
Total other income (expense)	(412)	256	(668)	(261)%

INCOME BEFORE INCOME TAX EXPENSE	668	873	(205)	(23)%
Income tax expense	151	175	(24)	(14)%
NET INCOME	517	698	(181)	(26)%

Less: Net income attributable to redeemable stock of subsidiary	38	35	3	9%
Less: Net income attributable to non-controlling interests	15	15	—	—%
Less: Dividends on VGLNG Series A Preferred Shares	68	—	68	NM
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$396	$648	$(252)	(39)%
____________
NM    Percentage not meaningful.

Revenue

Revenue was $2.9 billion for the three months ended March 31, 2025, a $1.5 billion, or 105%, increase from $1.4 billion for the three months ended March 31, 2024. This increase was primarily due to $1.1 billion from higher LNG sales volumes at the Plaquemines Project, partially offset by lower volumes at the Calcasieu Project due to ongoing rectification work, and an increase of $380 million due to higher LNG sales prices. All of the Calcasieu Project facility assets and a portion of the Plaquemines Project facility assets were in service from an accounting perspective and generating revenue for the three months ended March 31, 2025, as compared to only the Calcasieu Project facility assets being in service from an accounting perspective and therefore generating revenue for the three months ended March 31, 2024. The proceeds attributable to test LNG sales generated prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as revenue, were $38 million for the three months ended March 31, 2025.

Operating Expense

Cost of Sales

Cost of sales was $1.1 billion for the three months ended March 31, 2025, a $694 million, or 190%, increase from $365 million for the three months ended March 31, 2024. This increase was due to $411 million from higher LNG sales volumes at the Plaquemines Project, partially offset by lower volumes at the Calcasieu Project due to ongoing rectification work, an increase of $243 million from higher natural gas prices, and a $38 million unfavorable change in the fair value of our natural gas supply contracts. All of the Calcasieu Project facility and a portion of the Plaquemines facility assets were in service from an accounting perspective and incurring cost of sales for the three months ended March 31, 2025, as compared to only the Calcasieu Project being in service from an accounting perspective for the three months ended March 31, 2024. The costs attributable to the production of test LNG sales incurred prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as cost of sales, was $16 million for the three months ended March 31, 2025.

Operating and Maintenance Expense

Operating and maintenance expense was $252 million for the three months ended March 31, 2025, a $143 million, or 131%, increase from $109 million for the three months ended March 31, 2024. This increase was primarily due to higher operating costs of $48 million in support of LNG production at the Plaquemines Project primarily due to an increase in non-capitalizable personnel costs, commissioning work, and operational insurance costs, $49 million in operating costs primarily for our LNG tankers with no corresponding costs in 2024, and $44 million of higher operating costs at the Calcasieu Project primarily to support ongoing commissioning and remediation work and legal costs.

General and Administrative Expense

General and administrative expense was $105 million for the three months ended March 31, 2025, a $33 million, or 46%, increase from $72 million for the three months ended March 31, 2024. This increase was primarily due to increased personnel costs of $23 million due to an increase in employee headcount and project milestone bonuses.

Development Expense

Development expense was $182 million for the three months ended March 31, 2025, a $1 million, or 1%, increase from $181 million for the three months ended March 31, 2024.

Depreciation and Amortization

Depreciation and amortization was $216 million for the three months ended March 31, 2025, a $146 million, or 209%, increase from $70 million for the three months ended March 31, 2024. This increase was primarily due to $15.8 billion of property, plant and equipment at the Plaquemines Project being in service from an accounting perspective as of March 31, 2025, compared to no Plaquemines Project assets being in service from an accounting perspective as of March 31, 2024.

Income from Operations

Income from operations was $1.1 billion for the three months ended March 31, 2025, a $463 million, or 75%, increase from $617 million for the three months ended March 31, 2024. This increase was primarily a result of higher sales volumes at the Plaquemines Project and higher weighted average prices of LNG partially offset by higher cost of feed gas, depreciation, and operating and maintenance expense.

Other Income or Expense

Interest Income

Interest income was $56 million for the three months ended March 31, 2025, a $17 million, or 23%, decrease from $73 million for the three months ended March 31, 2024. This decrease was primarily due to lower interest rates and lower average cash balances at corporate during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Interest Expense, Net

Interest expense, net was $276 million for the three months ended March 31, 2025, a $90 million, or 48%, increase from $186 million for the three months ended March 31, 2024. This increase was primarily due to higher interest costs associated with increased debt outstanding at the Plaquemines Project and corporate. These increases were partially offset by lower commitment fees at the Plaquemines Project.

Gain (loss) on Interest Rate Swaps

Loss on interest rate swaps was $192 million for the three months ended March 31, 2025, a $566 million, or 151%, decrease from a gain on interest rate swaps of $374 million for the three months ended March 31, 2024. This decrease was primarily due to an unfavorable change of $540 million on the Plaquemines Project interest rate swaps, due to a decrease in the forward interest rate curves, and an unfavorable change of $26 million on the Calcasieu Project interest rate swaps, due to a decrease in the forward interest rate curves over lower notional amounts for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Loss on Financing Transactions

Loss on financing transactions was nil for the three months ended March 31, 2025, a $5 million decrease from $5 million for the three months ended March 31, 2024. This decrease was due to the write-off of debt issuance costs associated with the partial prepayment of the PL Holdings Credit Facility during the three months ended March 31, 2024, with no corresponding activity for the three months ended March 31, 2025.

Income before Income Tax Expense

Income before income tax expense was $668 million for the three months ended March 31, 2025, a $205 million, or 23%, decrease from $873 million for the three months ended March 31, 2024. This decrease was primarily a result of an unfavorable change in interest rate swaps, partially offset by an increase in income from operations primarily resulting from higher sales volumes at the Plaquemines Project and higher weighted average prices of LNG, partially offset by higher cost of feed gas, depreciation, and operating and maintenance expense as discussed above.

Income Tax Expense

Income tax expense was $151 million for the three months ended March 31, 2025, a $24 million, or 14%, decrease from $175 million for the three months ended March 31, 2024. Our effective tax rate was 22.6% for the three months ended March 31, 2025 compared to 20.0% for the three months ended March 31, 2024. The 2025 effective tax rate was impacted by non-deductible expenses, and changes in the valuation allowance against certain deferred tax assets.

Net Income

Net income was $517 million for the three months ended March 31, 2025, a $181 million, or 26%, decrease from $698 million for the three months ended March 31, 2024. This decrease was primarily a result of an unfavorable change in interest rate swaps, higher cost of sales, depreciation, and operating and maintenance expense partially offset by higher revenue due to increased sales volumes and prices as discussed above.

Net Income Attributable to Redeemable Stock of Subsidiary

Net income attributable to redeemable stock of subsidiary was $38 million for the three months ended March 31, 2025, a $3 million, or 9%, increase from $35 million for the three months ended March 31, 2024. This increase was due to 2025 paid-in-kind distributions on the CP Funding Redeemable Preferred Units.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $15 million for the three months ended March 31, 2025 and 2024.

Dividends on VGLNG Series A Preferred Shares

Dividends on VGLNG Series A Preferred Shares were $68 million for the three months ended March 31, 2025. This increase was due to the September 2024 issuance of the VGLNG Series A Preferred Shares and the corresponding accumulation of dividends. There was no similar activity during the three months ended March 31, 2024.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $396 million for the three months ended March 31, 2025, a $252 million, or 39%, decrease from $648 million for the three months ended March 31, 2024, due to the changes discussed above.

Segment Results of Operations

We have four reportable segments, which consist of the Calcasieu Project, the Plaquemines Project, the CP2 Project, and the DS&S business. Each LNG project includes activity of both the respective liquefaction and export terminal and the associated pipeline facilities that will supply the natural gas to that export terminal. The DS&S business is engaged in the sale and delivery of LNG to our customers and includes the operating costs associated with our fleet of LNG tankers. Activities relating to certain development stage projects, overhead costs not directly associated with our reportable segments (for example, general and administrative and marketing expenses), and inter-segment eliminations are not material and therefore are included in corporate, other and eliminations. Prior to the three months ended March 31, 2025, we had three reportable segments, which consisted of the Calcasieu Project, the Plaquemines Project and the CP2 Project. Prior period presentations have been recast to conform to the current segment reporting structure.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table shows a summary of our segment income (loss) from operations for the periods indicated:

	Three months ended March 31,		Change
	2025	2024	($)	(%)

Calcasieu Project	$902	$894	$8	1%
Plaquemines Project	415	(56)	471	NM
CP2 Project	(163)	(152)	(11)	7%
DS&S	32	(5)	37	NM
Corporate, other and eliminations(1)	(106)	(64)	(42)	66%
Total	$1,080	$617	$463	75%
____________
(1)Includes costs associated with the CP3 Project, the Delta Project, our pipeline development projects and certain corporate activities.
NM     Percentage not meaningful.

Calcasieu Project

For the three months ended March 31, 2025, the Calcasieu Project had income from operations of $902 million, a $8 million, or 1%, increase from $894 million for the three months ended March 31, 2024.

This increase was primarily due to:
•an increase in revenue of $223 million primarily due to an increase in LNG sales prices of $380 million, partially offset by a reduction in sales volume due to ongoing commissioning and remediation work of $157 million during the three months ended March 31, 2025.
This net favorable change was partially offset by:
•an increase in cost of sales of $171 million due to an increase in the average cost of natural gas of $200 million, partially offset by a reduction in LNG sales volumes of $38 million; and
•an increase in operating and maintenance expense of $44 million, primarily due to higher operating costs to support ongoing commissioning and remediation work, and legal costs.

Plaquemines Project

For the three months ended March 31, 2025, the Plaquemines Project had income from operations of $415 million, a $471 million increase from a loss from operations of $56 million for the three months ended March 31, 2024.

This increase was primarily due to:
•an increase in revenue of $1.2 billion due to the sale of LNG produced by the Plaquemines Project compared to no revenue for the corresponding period in 2024.
This net favorable change was partially offset by:
•an increase in cost of sales of $540 million, due to the sale of LNG produced by the Plaquemines Project compared to no cost of sales for the comparative period in 2024;
•an increase in depreciation and amortization expense of $131 million from placing $15.8 billion of the facility's assets in service from an accounting perspective in December 2024 and the first quarter of 2025; and
•an increase in operating and maintenance expense of $48 million primarily due to higher operating costs in support of LNG production including higher non-capitalizable personnel costs, commissioning work, and operational insurance costs.

CP2 Project

For the three months ended March 31, 2025, the CP2 Project had a loss from operations of $163 million, an $11 million, or 7%, increase from $152 million for the three months ended March 31, 2024. This increase was primarily driven by an increase in general and administrative expense of $9 million due to higher milestone bonuses and the cost of other administrative services.

DS&S

For the three months ended March 31, 2025, DS&S had income from operations of $32 million, a $37 million increase from a loss from operations of $5 million for the three months ended March 31, 2024.

This increase was primarily due to:
•revenue of $481 million generated from the sale of delivered LNG produced by our Plaquemines Project and our Calcasieu Project by DS&S with no corresponding revenue in 2024.
This net favorable change was partially offset by:
•cost of sales of $392 million, primarily due to the cost of delivered LNG purchased from our Plaquemines Project and Calcasieu Project by DS&S with no corresponding cost of sales in 2024; and
•operating and maintenance expense of $49 million, primarily due to operating costs for our LNG tankers with no corresponding costs in 2024.

Corporate, other and eliminations

For the three months ended March 31, 2025, corporate, other and eliminations had a loss from operations of $106 million, a $42 million, or 66%, increase from $64 million for the three months ended March 31, 2024.

This increase was primarily due to:
•an increase in corporate loss from operations of $26 million primarily due to higher general and administrative expenses for increased personnel costs associated with an increase in employee headcount; and
•an increase in inter-segment eliminations of $19 million, which includes intercompany DS&S sales of LNG purchased from the Calcasieu Project and the Plaquemines Project.

Liquidity and Capital Resources

General

We have been generating proceeds from the sale of LNG at the Calcasieu Project since the first quarter of 2022 and at the Plaquemines Project since January 2025. We may incur significant costs as we continue to develop our existing and other potential natural gas liquefaction and export projects, pipeline infrastructure projects, and other complementary gas transportation projects and activities.

Sources and Uses of Cash

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

The following table provides a summary of our cash and available borrowing capacity under existing credit facilities as of March 31, 2025:

March 31, 2025

Cash and cash equivalents	$3,605
Restricted cash	429
Available borrowing capacity under our credit facilities(1):
Calcasieu Pass Working Capital Facility	247
Plaquemines Working Capital Facility	485
Total available borrowing capacity under our credit facilities	732
Total cash and available borrowing capacity	$4,766
__________
(1)Available borrowing capacity represents total borrowing capacity less outstanding borrowings and letters of credit under each of our credit facilities as of March 31, 2025.

On April 15, 2025, the Calcasieu Project declared COD. Following COD of the Calcasieu Project and the final distribution of the net proceeds from sales under LNG Commissioning Sales Agreements, but prior to August 19, 2027, no distributions of available cash will be permitted from Calcasieu Funding to VGLNG until any accumulated accrued distributions on the CP Funding Redeemable Preferred Units have been fully settled in cash. Further, on and after August 19, 2027, no distributions of available cash will be permitted from Calcasieu Funding to VGLNG until the CP Funding Redeemable Preferred Units have been fully redeemed in cash. In this context, available cash means funds in excess of cash deemed necessary by management to fund Calcasieu Pass's operating costs, including debt service requirements, during this period. As of March 31, 2025, the CP Funding Redeemable Preferred Units had a redemption value of $1.6 billion of which $667 million was related to accrued distributions. For the risk factors related to our business, see Item 1.—Business and Item 1A.— Risk Factors on our 2024 Form 10-K.

We commence production at our LNG projects on a sequential basis, with each liquefaction train being brought online as it is commissioned. During the three months ended March 31, 2025, the Calcasieu Project and the Plaquemines Project generated $852 million and $564 million of cash flow from operations, respectively.

Cash Flows

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table shows a summary of our condensed consolidated cash flows for the periods indicated:

	Three months ended March 31,		Change
	2025	2024	($)	(%)

Net cash from operating activities	$1,114	$638	$476	75%
Net cash used by investing activities	(3,470)	(3,140)	(330)	11%
Net cash from financing activities	1,776	1,718	58	3%
Operating activities
Net cash from operating activities for the three months ended March 31, 2025 was $1.1 billion, a $476 million, or 75%, increase from $638 million for the three months ended March 31, 2024. The net increase in cash inflows was primarily due to:
•an increase of $1.2 billion of cash received for the sale of LNG.
This increase in net cash inflows from operating activities was partially offset by:
•an increase of $301 million of cash paid for costs of sales, primarily for the purchase of natural gas;
•an increase of $240 million of cash paid for operating expenses; and
•an increase of $129 million of cash paid for interest expense.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2025 was $3.5 billion, a $330 million, or 11%, increase from $3.1 billion for the three months ended March 31, 2024. The net increase in cash outflows was primarily due to:
•an increase in purchases of property, plant and equipment of $468 million primarily related to:
◦an increase in cash paid at corporate of $258 million, primarily for our pipeline projects;
◦an increase in cash paid for construction of $127 million at the Plaquemines Project; and
◦an increase in cash paid for construction of LNG tankers of $74 million for our DS&S business.

Financing activities

Net cash from financing activities for the three months ended March 31, 2025 was $1.8 billion, a $58 million, or 3%, increase from $1.7 billion for the three months ended March 31, 2024. The net increase in cash inflows was primarily due to:
•proceeds from the issuance of Class A Common Stock of $1.8 billion in connection with our IPO in January 2025, with no similar activity during the same period in 2024;
•a decrease in debt principal payments of $181 million primarily due to the prepayment of $184 million of the PL Holdings Credit Facility during the three months ended March 31, 2024.
These net increases to cash inflows were partially offset by:
•a decrease in proceeds from project credit facilities of $1.8 billion due to proceeds from the Plaquemines Credit Facilities of $383 million for the three months ended March 31, 2025, as compared to proceeds of $2.2 billion for the same period in 2024;
•dividend payments and distributions of $175 million in 2025 with no corresponding activity in 2024 for:
◦$135 million of dividends paid on the VGLNG Series A Preferred Shares; and
◦$40 million of dividends paid on the Company's outstanding common stock.

VGLNG Information

There are no material differences between the financial information presented on this Form 10-Q and VGLNG's financial information other than (i) certain presentational differences related to the accounting for the VGLNG Series A Preferred Shares, and (ii) stockholders’ equity of Venture Global, including the Class A and Class B common stock and any dividends payable thereon.

Key Trends and Uncertainties

During 2025 and beyond, we expect to face the following uncertainties related to our business. Management expects that, in the near term, growth from increased LNG production volumes and associated revenues, as construction and commissioning progresses at the Plaquemines Project, may lessen or offset these uncertainties. If this does not occur, or if the challenges described below or elsewhere impact us to a greater degree than we currently anticipate, it may have a material impact on our financial condition, results of operations and/or cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1.—Business and Item 1A.— Risk Factors on our 2024 Form 10-K.

Macroeconomic

General macroeconomic uncertainty may result in conditions that could exacerbate some of the risks that affect our business. This includes evolving tariff structures and any potential impact on global economic activity, potential labor shortages, heightened inflation, capital market volatility, and exchange rate and interest rate fluctuations.

Tariffs — The global trade landscape is currently highly volatile. Various countries have announced plans for and/or have already implemented new or modified tariffs. On April 2, 2025, the United States announced broad reciprocal tariffs on imports from all countries. This included a 10% baseline tariff and higher country-specific tariffs. This resulted in other countries announcing additional retaliatory tariffs or plans for retaliatory tariffs. Global economic uncertainty and any related reduction in economic activity or capital investment may slow growth in global GDP or lead to global recession, potentially resulting in reduced demand for LNG. Accordingly, these tariffs and any retaliatory actions from other countries could have a material impact on our financial condition, results of operations and/or cash flows through reduced demand and competitiveness for both our long term and short term contract sales in countries that may be affected by those policies, and increased project costs for future imported equipment and materials. The Company continues to monitor this dynamic situation.

Labor market — A recent shortage in the labor pool of skilled workers to construct LNG facilities and other major infrastructure projects could make it more difficult to attract and retain qualified personnel for future projects. In addition, competition for skilled labor from other LNG projects under development in Louisiana could exacerbate this shortage, potentially increasing labor retention costs. This could materially increase our estimated project costs, which include significant labor costs, and could have a material impact on our financial condition, results of operations and/or cash flows.

Capital markets and interest rates — Capital markets have experienced recent volatility and liquidity constraints due to uncertainty around the global economic impact of tariffs and inflation. Such volatility may adversely impact access to the market for corporate or project lending or lead to higher borrowing costs. Inflationary concerns could lead the Federal Reserve to raise interest rates, which could also increase our cost of borrowing. We aim to mitigate our exposure to interest rate volatility through interest rate swaps, but we will not be able to mitigate all interest rate risk.

Geopolitical

The future geopolitical environment is uncertain. Changes in the geopolitical environment could affect the demand and market prices for our products. This includes reduced demand globally for LNG should geopolitical uncertainty result in reduced global trade and economic activity, increased competition in European markets from the potential reintroduction of Russian sourced natural gas, trade negotiations with customers in politically sensitive regions, potential selective sourcing of LNG by the People's Republic of China, and other potential implications. The Company continues to monitor the impact these trends and uncertainties could have on our financial condition, results of operations and/or cash flows.

Regulatory

Recent shifts in U.S. environmental and energy policy have resulted in increased opportunities to continue the development of our various projects. This includes the DOE lifting its pause on new authorizations to export LNG to non-FTA nations, the DOE's conditional approval of the CP2 Project in March 2025, and continued progress of the CP2 Project with the FERC. While we cannot predict whether these trends will continue or whether our applications, approvals or permits will attract significant opposition in the permitting processes, we intend to continue to progress our projects through the various permitting and regulatory channels over their expected timelines. Any future significant changes in this trend could have a material impact on our financial condition, results of operations and/or cash flows.

Post-COD SPAs

The Calcasieu Project is involved in disputes and arbitration proceedings with certain of its post-COD SPA customers. Such customers are asserting, among other claims, that the Calcasieu Project is delayed in achieving COD under our post-COD SPAs. The remedies sought by these customers include damages ranging between $6.7 billion and $7.4 billion (which is potentially subject to increase with the passage of time until COD occurs), rather than the termination of the post-COD SPA. These disputes are subject to the relevant seller aggregate liability cap of approximately $1.6 billion under the relevant post-COD SPAs. Certain of these customers are also disputing whether the liability limitations in the Calcasieu Project's post-COD SPAs are applicable, and therefore are claiming damages, including amounts in excess of the liability limitations. For further discussion, see Item 1A.—Risk Factors—Risks Relating to Regulation and Litigation—If we are unsuccessful in any current or potential future arbitration proceedings with customers, the amounts that we are required to pay may be substantial or certain of our post-COD SPAs may be terminated, which may lead to an acceleration of all our debt for the relevant project on our 2024 Form 10-K.

Critical Accounting Estimates

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We evaluate our assumptions on an ongoing basis. While we believe the estimates used in the preparation of the condensed consolidated financial statements are appropriate, actual results could differ from these estimates.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements, see Note 20 – Recent Accounting Pronouncements in Item 1.—Financial Statements on this Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the market risks disclosed in our 2024 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

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

We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are involved, and in the future may become involved, in various claims, lawsuits, and other proceedings incidental to the ordinary course of our business from time to time. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

On February 17, 2025, a putative securities class action complaint naming Venture Global, our directors and certain of our officers was filed in the U.S. District Court for the Southern District of New York. The complaint asserts claims under Sections 11 and 15 of the Securities Act on behalf of a putative class of all persons and entities who purchased or otherwise acquired our Class A common stock pursuant and/or traceable to the registration statement for the IPO. It contends that certain statements made by the Company and certain of its officers and directors in the registration statement and prospectus for the IPO were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. The Company believes these claims are without merit and intends to defend itself vigorously.

Further, on April 15, 2025, a putative securities class action complaint naming Venture Global, our directors and certain of our officers and certain of our underwriters was filed in the U.S. District Court for the Eastern District of Virginia. The complaint asserts claims under Sections 11 and 15 of the Securities Act on behalf of a putative class of all persons and entities who purchased or otherwise acquired our Class A common stock pursuant and/or traceable to the registration statement for the IPO. It contends that certain statements made by the Company and certain of its officers and directors in the registration statement and prospectus for the IPO were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. The Company believes these claims are without merit and intends to defend itself vigorously.

Further, on May 7, 2025, a putative shareholder derivative action complaint naming Venture Global, our directors, certain of our officers and certain of our underwriters was filed in the U.S. District Court for the Eastern District of Virginia. The complaint contends that certain statements made by the Company and certain of its officers and directors in the registration statement and prospectus for the IPO were allegedly false or misleading. The complaint asserts breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and aiding and abetting, and seeks unspecified damages for such breaches. The Company believes these claims are without merit and intends to defend itself vigorously.

ITEM 1A.     RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about purchases of our equity securities by affiliated purchasers as defined in Rule 10b-18 under the Exchange Act during the three months ended March 31, 2025.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

March 1, 2025 - March 31, 2025	2,371,770	$10.10	—	—
Total	2,371,770	$10.10	—	—
__________
(1)All such purchases during the three months ended March 31, 2025, occurred in open market transactions.

We did not purchase any of our equity securities during the three months ended March 31, 2025.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended March 31, 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1†	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2025)

3.2†	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2025)

4.1†	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on December 20, 2024)

10.1§
Change Order No. 8, dated as of March 13, 2025, to the Amended and Restated Purchase Order Contract for the Sale of Liquefaction Train System, dated as of January 19, 2022, by and between Baker Hughes Energy Services LLC and Venture Global Plaquemines LNG, LLC

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Incorporated by reference.
§	Portions of this exhibit have been omitted in compliance with Regulation S-K, Item 601(a)(6) and/or Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2025

VENTURE GLOBAL, INC.
By:	/s/ Jonathan Thayer
Name: Jonathan Thayer
Title: Chief Financial Officer (on behalf of the registrant and as principal financial officer)

By:	/s/ Sarah Blake
Name: Sarah Blake
Title: Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)