Form 10-Q
period 2025-06-30
Venture Global, Inc.
filed 2025-08-12
CIK 2007855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the number of shares of the registrant’s Class A common stock outstanding was 459,342,313, and the number of shares of the registrant’s Class B common stock outstanding was 1,968,604,458.

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
◦CP2 means Venture Global CP2 LNG, LLC;
◦CP2 Bridge Facilities means the secured bridge credit facilities, consisting of a $2.8 billion bridge loan facility and a $175 million three-year interest reserve facility, entered into by CP2 to fund a portion of project costs for the CP2 Project;
◦CP2 EBL Facilities means the secured equity bridge credit facilities, consisting of a $2.8 billion secured equity bridge credit facility, and a $191 million three-year secured interest reserve credit facility;
◦CP2 Holdings means CP2 LNG Holdings, LLC;
◦CP2 Procurement means CP2 Procurement, LLC;
◦CP2 Project Facilities means the secured CP2 Project credit facilities, consisting of an $11.25 billion senior secured construction term loan facility and an $850 million senior secured working capital facility;
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
◦FOB means free on board which, with respect to LNG SPAs, requires the seller to deliver and load LNG onto the buyer's LNG tankers at the seller's export terminal;
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
◦NPNS means normal purchase and normal sale;
◦Omnibus Incentive Plan means the Venture Global, Inc. 2025 Omnibus Incentive plan;
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
◦SOFR means the U.S. Secured Overnight Financing Rate;
◦SPA means LNG sales and purchase agreement;
◦Stock Split means the approximately 4,520.3317-for-one forward stock split of our Class A common stock, which we effected in connection with our IPO;
◦TBtu means trillion British thermal units;
◦TCP means TransCameron Pipeline, LLC;

◦Test LNG sales means proceeds from the sale of test LNG generated during the early commissioning of an LNG project;
◦Total Project Costs means the costs to complete a project, including EPC contractor profit and contingency, owners’ costs and financing costs, excluding costs for operations, maintenance, and extended commissioning and start up activities;
◦Venture Global means Venture Global, Inc., but not its subsidiaries;
◦VG Commodities means Venture Global Commodities, LLC;
◦VG Partners means Venture Global Partners II, LLC, our controlling shareholder;
◦VGCP means Venture Global Calcasieu Pass, LLC;
◦VGCP Senior Secured Notes means the VGCP 2029 Notes, VGCP 2030 Notes, VGCP 2031 Notes and VGCP 2033 Notes;
◦VGLNG or Venture Global LNG means Venture Global LNG, Inc.;
◦VGLNG Senior Secured Notes means the VGLNG 2028 Notes, VGLNG 2029 Notes, VGLNG 2030 Notes, VGLNG 2031 Notes and VGLNG 2032 Notes;
◦VGLNG Series A Preferred Shares means the three million shares of Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock issued by VGLNG;
◦VGPL means Venture Global Plaquemines LNG, LLC;
◦VGPL Senior Secured Notes means the VGPL 2033 Notes, VGPL 2034 Notes, VGPL 2035 Notes and VGPL 2036 Notes;
◦VIE means variable interest entity; and
◦Weighted average price of LNG volumes sold means contracted spot and/or forward prices, generally consisting of a liquefaction fee and a commodity fee.

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
•our potential inability to enter into the necessary contracts to construct the second phase of the CP2 Project, the CP3 Project, the Delta Project, or any potential bolt-on expansion on a timely basis or on terms that are acceptable to us;

•our potential inability to enter into post-COD SPAs with customers for, or to otherwise sell, an adequate portion of the total expected nameplate capacity at the second phase of the CP2 Project, the CP3 Project, the Delta Project, any potential bolt-on expansions, or any future projects we develop;
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

PART I

ITEM 1.        FINANCIAL STATEMENTS

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share information)
(unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$2,247	$3,608
Restricted cash	76	169
Accounts receivable	673	364
Inventory, net	184	171
Derivative assets	102	154
Prepaid expenses and other current assets	696	93
Total current assets	3,978	4,559
Property, plant and equipment, net	39,983	34,675
Right-of-use assets	569	602
Noncurrent restricted cash	599	837
Deferred financing costs	146	384
Noncurrent derivative assets	510	1,482
Equity method investments	173	327
Other noncurrent assets	553	625
TOTAL ASSETS	$46,511	$43,491

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$601	$1,536
Accrued and other liabilities	2,059	1,816
Current portion of long-term debt	197	190
Total current liabilities	2,857	3,542
Long-term debt, net	29,774	29,086
Noncurrent operating lease liabilities	514	536
Deferred tax liabilities, net	1,920	1,637
Other noncurrent liabilities	1,035	794
Total liabilities	36,100	35,595

Contingencies (Note 13)

Redeemable stock of subsidiary	1,606	1,529
Equity
Venture Global, Inc. stockholders' equity
Class A common stock, par value $0.01 per share (456 million and 2,350 million shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	4	23
Class B common stock, par value $0.01 per share (1,969 million and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	20	—
Additional paid in capital	2,180	512
Retained earnings	3,307	2,611
Accumulated other comprehensive loss	(242)	(249)
Total Venture Global, Inc. stockholders' equity	5,269	2,897
Non-controlling interests	3,536	3,470
Total equity	8,805	6,367
TOTAL LIABILITIES AND EQUITY	$46,511	$43,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

REVENUE	$3,101	$1,108	$5,995	$2,522

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,419	300	2,478	665
Operating and maintenance expense	217	126	469	235
General and administrative expense	103	75	208	147
Development expense	57	174	239	355
Depreciation and amortization	267	70	483	140
Total operating expense	2,063	745	3,877	1,542

INCOME FROM OPERATIONS	1,038	363	2,118	980

OTHER INCOME (EXPENSE)
Interest income	38	61	94	134
Interest expense, net	(310)	(153)	(586)	(339)
Gain (loss) on interest rate swaps	(112)	176	(304)	550
Loss on financing transactions	(63)	(3)	(63)	(8)
Total other income (expense)	(447)	81	(859)	337

INCOME BEFORE INCOME TAX EXPENSE	591	444	1,259	1,317
Income tax expense	116	92	267	267
NET INCOME	475	352	992	1,050

Less: Net income attributable to redeemable stock of subsidiary	39	35	77	70
Less: Net income attributable to non-controlling interests	1	14	16	29
Less: Dividends on VGLNG Series A Preferred Shares	67	—	135	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$368	$303	$764	$951

BASIC EARNINGS PER SHARE
Net income attributable to common stockholders per share—basic	$0.15	$0.13	$0.32	$0.40
Weighted average number of shares of common stock outstanding—basic(a)	2,423	2,350	2,411	2,350

DILUTED EARNINGS PER SHARE
Net income attributable to common stockholders per share—diluted	$0.14	$0.12	$0.29	$0.37
Weighted average number of shares of common stock outstanding—diluted(a)	2,635	2,576	2,639	2,579
____________
(a) See Note 1 – General for further discussion regarding the 4,520.3317-for-one forward stock split in connection with the Company's IPO.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

NET INCOME	$475	$352	$992	$1,050
Other comprehensive income
Cash flow hedges, net
Reclassification to earnings, net of income tax expense of $1, $0, $2 and $1, respectively	3	3	6	6
COMPREHENSIVE INCOME	478	355	998	1,056
Less: Comprehensive income attributable to redeemable stock of subsidiary	39	35	77	70
Less: Comprehensive income attributable to non-controlling interests	—	14	15	29
Less: Dividends on VGLNG Series A Preferred Shares	67	—	135	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$372	$306	$771	$957

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2024	2,350	$23	—	$—	$512	$2,611	$(249)	$2,897	$3,470
Net income	—	—	—	—	—	396	—	396	83
Stock-based compensation	—	—	—	—	(17)	—	—	(17)	—
Subsidiary dividends and distributions	—	—	—	—	—	(68)	—	(68)	(82)
Other comprehensive income	—	—	—	—	—	—	3	3	—
Conversion of Class A common stock to Class B common stock	(1,969)	(20)	1,969	20	—	—	—	—	—
Issuance of Class A common stock, net	70	1	—	—	1,669	—	—	1,670	—
BALANCE AT MARCH 31, 2025	451	$4	1,969	$20	$2,164	$2,939	$(246)	$4,881	$3,471

Net income	—	—	—	—	—	368	—	368	68
Stock-based compensation	5	—	—	—	16	—	—	16	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	—	4	4	(1)
BALANCE AT JUNE 30, 2025	456	$4	1,969	$20	$2,180	$3,307	$(242)	$5,269	$3,536

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2023	2,350	$23	—	$—	$519	$1,228	$(260)	$1,510	$575
Net income	—	—	—	—	—	648	—	648	15
Stock-based compensation	—	—	—	—	(13)	—	—	(13)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(15)
Other comprehensive income	—	—	—	—	—	—	3	3	—
BALANCE AT MARCH 31, 2024	2,350	$23	—	$—	$506	$1,876	$(257)	$2,148	$575

Net income	—	—	—	—	—	303	—	303	14
Stock-based compensation	—	—	—	—	(4)	—	—	(4)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(14)
Other comprehensive income	—	—	—	—	—	—	3	3	—
BALANCE AT JUNE 30, 2024	2,350	$23	—	$—	$502	$2,179	$(254)	$2,450	$575

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six months ended June 30,
	2025	2024

OPERATING ACTIVITIES
Net income	$992	$1,050
Adjustments to reconcile net income to net cash from operating activities:
(Gain) loss on derivatives, net	419	(550)
Cash from settlement of derivatives, net	367	101
Loss on financing transactions	63	8
Deferred taxes	264	265
Non-cash interest expense	81	35
Depreciation and amortization	483	140
Stock-based compensation	23	13
Changes in operating assets and liabilities:
Accounts receivable	(320)	61
Inventory	(15)	(47)
Prepaid expenses and other current assets	(32)	29
Accounts payable and accrued liabilities	280	75
Other, net	(33)	16
Net cash from operating activities	2,572	1,196

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,446)	(6,255)
Other investing activities	42	(331)
Net cash used by investing activities	(6,404)	(6,586)

FINANCING ACTIVITIES
Proceeds from issuance of debt	2,500	—
Issuance of Class A common stock	1,750	—
Proceeds from project credit facilities	1,268	4,680
Repayment of debt	(2,815)	(445)
Payments of dividends and distributions	(247)	(29)
Payments of financing and issuance costs	(232)	—
Other financing activities	(84)	(228)
Net cash from financing activities	2,140	3,978

Net decrease in cash, cash equivalents and restricted cash	(1,692)	(1,412)
Cash, cash equivalents and restricted cash at beginning of period	4,614	5,872
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,922	$4,460

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

The Company is also engaged in the acquisition and operation of LNG tankers to deliver its LNG directly to customers through its direct sales and shipping business ("DS&S") and is pursuing opportunities to secure additional LNG regasification capacity. In addition, the Company is engaged in the development and construction of pipeline infrastructure projects to establish complementary gas transportation for its LNG projects.

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

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restricted Cash

The following table summarizes the components of restricted cash:

	June 30, 2025	December 31, 2024

Current restricted cash
Debt service reserves	$69	$141
Other	7	28
Total current restricted cash	$76	$169

Noncurrent restricted cash
Construction reserves	$373	$611
Debt service reserves	226	226
Total noncurrent restricted cash	$599	$837

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024

Cash and cash equivalents	$2,247	$3,608
Current restricted cash	76	169
Noncurrent restricted cash	599	837
Cash, cash equivalents, and restricted cash per the condensed consolidated statements of cash flows	$2,922	$4,614

Note 3 – Revenue from Contracts with Customers

The following table summarizes the disaggregation of revenue earned from contracts with customers:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

LNG revenue	$3,080	$1,102	$5,960	$2,510
Other revenue	21	6	35	12
Total revenue	$3,101	$1,108	$5,995	$2,522

LNG produced prior to the relevant project or phase thereof reaching COD is sold under short-term LNG Commissioning Sales Agreements at prevailing market prices when executed. LNG Commissioning Sales Agreements are contracted with customers through the Company's LNG projects and its DS&S business.

On April 15, 2025, the Calcasieu Project declared COD and commenced the sale of LNG to its customers under its post-COD SPAs. Under the post-COD SPAs, customers purchase LNG for a price consisting of a fixed facility fee plus a variable commodity fee per MMBtu of LNG. The Calcasieu Project SPAs are delivered on a FOB basis, which means that the title to the LNG will transfer at the time our customers take delivery at our facility.

Transaction price allocated to future performance obligations

Because many of the Company's sales contracts have long-term durations, the Company is contractually entitled to significant future consideration which it has not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price, including variable consideration, that is allocated to performance

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

obligations that have not yet been satisfied, excluding all performance obligations that are part of contracts that have an expected duration of one year or less (dollar amounts in billions):

	June 30, 2025
	Unsatisfied transaction price(a)	Weighted average recognition timing (in years)

LNG revenue	$197.9	19.5 years
_____________
(a)    A portion of the transaction price is based on the forecasted Henry Hub index as of period end.

Significant judgments were made when estimating the transaction price allocated to future performance obligations. These include the best estimate of when the Company's respective projects will reach COD and the post-COD SPAs will commence, which is currently expected to occur in 2026 and 2027 for the first and second phases of the Plaquemines Project, respectively, and 2029 for the first phase of the CP2 Project, and the most likely amount of variable consideration to which the Company expects to be entitled upon the resolution of certain ongoing disputes with customers. These disputes are with various Calcasieu Project post-COD SPA customers who are asserting that the Calcasieu Project was delayed in declaring COD under the respective SPAs. These disputes are subject to aggregate liability limitations of $1.6 billion under the SPAs. Certain of the Company's customers are also disputing whether the liability limitations in the Company's SPAs are applicable, and therefore are claiming damages, including amounts in excess of the liability limitations. The Company's estimates of variable consideration exclude decreases to the transaction price for these contingent penalties based on the Company's best estimate of the most likely outcome of these disputes. The Company expects this variability to be resolved in 2025 and 2026 upon the conclusion of various arbitration proceedings.

Note 4 – Inventory

The following table summarizes the components of inventory:

	June 30, 2025	December 31, 2024

Spare parts and materials	$123	$89
LNG	18	36
LNG in-transit	31	36
Other	12	10
Total inventory	$184	$171

Note 5 – Property, Plant and Equipment

The following table presents the components of property, plant and equipment, net and their estimated useful lives (in years):

	Estimated useful life	June 30, 2025	December 31, 2024

Terminal and interconnected pipeline facilities	7-35	$27,400	$18,698
Construction in progress	N/A	8,140	10,773
Advanced equipment and construction payments	N/A	4,135	4,733
LNG tankers	25	945	630
Other(a)	2-35	639	633
Total property, plant and equipment at cost		41,259	35,467
Accumulated depreciation		(1,276)	(792)
Total property, plant and equipment, net		$39,983	$34,675
____________
(a)    Includes land, which does not depreciate, buildings, and finance lease assets. See Note 6 – Leases for further discussion.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2025, management determined the CP2 Project was probable of construction and completion. Subsequent costs associated with the development and construction of the terminal and associated pipeline, including capitalizable interest, have been capitalized as construction in progress or advanced equipment payments.

In May 2025, the Company acquired the remaining equity ownership interest in Kagami 1. The purchase of Kagami 1 was recognized prospectively as an asset acquisition of the LNG tanker, Venture Acadia. See Note 7 – Equity Method Investments for further discussion.

During the six months ended June 30, 2025, the Company recognized $51 million of net proceeds, after deducting the cost of natural gas, from Test LNG sales as a reduction to the cost basis of the Plaquemines Project LNG terminal.

As of June 30, 2025, $19.8 billion, which represents a portion of the Plaquemines Project's property, plant and equipment, has been placed in service in accordance with the accounting guidance. The Plaquemines Project remains under construction and is undergoing its planned commissioning program to satisfy the requirements necessary for achieving commercial operations as defined under the applicable contracts. Costs associated with these efforts will be either capitalized or expensed in accordance with the applicable accounting guidance.

The following table presents depreciation expense recognized on the condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Depreciation expense	$263	$68	$477	$137

Note 6 – Leases

Operating leases consist primarily of leased land, LNG tankers, and office space and facilities. Finance leases consist primarily of leased marine vessels and a bridge.

The following table presents the line item classification of right-of-use assets and lease liabilities on the condensed consolidated balance sheets:

	Line item	June 30, 2025	December 31, 2024

Right-of-use assets—operating	Right-of-use assets	$569	$602
Right-of-use assets—finance	Property, plant and equipment, net	284	279
Total right-of-use assets		$853	$881

Current operating lease liabilities	Accrued and other liabilities	$67	$81
Current finance lease liabilities	Accrued and other liabilities	10	10
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	514	536
Noncurrent finance lease liabilities	Other noncurrent liabilities	250	248
Total lease liabilities		$841	$875

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the line item classification of lease costs:

	Line item(a)	Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024

Operating lease cost	Various	$28	$23	$61	$41
Finance lease cost	Various	10	8	19	12
Total lease cost		$38	$31	$80	$53
_____________
(a)Presented in various line items consistent with the nature of the lease.

Note 7 – Equity Method Investments

The following table presents equity method investment ownership interests and carrying values:

	June 30, 2025		December 31, 2024
Equity method investment	Ownership interest	Carrying value(a)	Ownership interest	Carrying value

Kagami 2	39%	173	39%	163
Kagami 1	100%	—	39%	164
Total		$173		$327
_____________
(a)Excludes the carrying value of entities that are consolidated as of June 30, 2025. See Note 5 – Property, Plant and Equipment for further discussion.

Kagami Companies

In 2023, the Company began acquiring equity interests in Kagami 1 and Kagami 2. The Kagami Companies will each purchase one LNG tanker. The equity method investments are held by the DS&S reportable segment.

In May 2025, the Company completed the acquisition of the full equity ownership interest in Kagami 1 through a series of transactions for a total purchase price of $270 million. Prior to the acquisition, Kagami 1 was a VIE in which the Company was not the primary beneficiary since it lacked the power to make significant decisions. See Note 5 – Property, Plant and Equipment for further discussion.

In July 2025, the Company acquired the remaining equity ownership interest in Kagami 2 upon the delivery of the LNG tanker, the satisfaction of other conditions precedent, and the payment of the final installment of $125 million. As of June 30, 2025, Kagami 2 was a VIE in which the Company was not the primary beneficiary since it lacked the power to make significant decisions. See Note 21 – Subsequent Events for further discussion.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Accrued and Other Liabilities

Components of accrued and other liabilities included:

	June 30, 2025	December 31, 2024

Accrued construction and equipment costs	$767	$620
Accrued interest	398	361
Accrued natural gas purchases	458	267
Accrued compensation	188	191
Accrued dividends and distributions	—	95
Other	248	282
Total accrued and other liabilities	$2,059	$1,816

Note 9 – Debt

The following table summarizes outstanding debt:

	Maturity	Interest rate	June 30, 2025	December 31, 2024

Fixed rate:
VGLNG Senior Secured Notes
VGLNG 2028 Notes	June 1, 2028	8.125%	$2,250	$2,250
VGLNG 2029 Notes(a)	February 1, 2029	9.500%	3,000	3,000
VGLNG 2030 Notes	January 15, 2030	7.000%	1,500	1,500
VGLNG 2031 Notes	June 1, 2031	8.375%	2,250	2,250
VGLNG 2032 Notes(b)	February 1, 2032	9.875%	2,000	2,000
VGCP Senior Secured Notes
VGCP 2029 Notes	August 15, 2029	3.875%	1,250	1,250
VGCP 2030 Notes	January 15, 2030	6.250%	1,000	1,000
VGCP 2031 Notes	August 15, 2031	4.125%	1,250	1,250
VGCP 2033 Notes	November 1, 2033	3.875%	1,250	1,250
VGPL Senior Secured Notes
VGPL 2033 Notes	May 1, 2033	7.500%	1,250	—
VGPL 2035 Notes	May 1, 2035	7.750%	1,250	—
Other fixed rate debt(c)	September 5, 2029	7.600%	84	84
Variable rate:
Calcasieu Pass Construction Term Loan			903	997
Plaquemines Construction Term Loan			10,227	12,635
Plaquemines Working Capital Facility			154	85
CP2 Bridge Facilities(d)			885	—
Total outstanding debt			30,503	29,551
Less: Unamortized debt discount, premium and issuance costs			(532)	(275)
Total outstanding debt, net			29,971	29,276
Less: Current portion of long-term debt			(197)	(190)
Total long-term debt, net			$29,774	$29,086
____________
(a)Issued at 100.167% of par.
(b)Issued at 99.661% of par.
(c)Secured by a first priority interest in corporate property.
(d)Refer to the credit facility discussion below for further information.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

VGPL Senior Secured Notes

In April 2025, VGPL issued $2.5 billion aggregate principal amount of senior secured notes, which were issued in two series: (i) a series of 7.500% senior secured notes due 2033 in an aggregate principal amount of $1.25 billion (the "VGPL 2033 Notes") and (ii) a series of 7.750% senior secured notes due 2035 in an aggregate amount of $1.25 billion ("the VGPL 2035 Notes"). In connection with the issuance, VGPL settled a pro rata portion of its interest rate swaps that hedged the variable interest on the Plaquemines Credit Facilities for cash proceeds of $275 million. The net proceeds from the issuance of the VGPL 2033 Notes, the VGPL 2035 Notes, and swap breakage proceeds were used to prepay $2.7 billion outstanding under the Plaquemines Construction Term Loan and to pay costs incurred with the offering. The prepayment was accounted for as a partial extinguishment resulting in a $63 million loss on financing transactions during the six months ended June 30, 2025. See Note 10 – Derivatives for further discussion.

In July 2025, VGPL issued $4.0 billion aggregate principal amount of senior secured notes, which were issued in two series: (i) a series of 6.500% senior secured notes due 2034 in an aggregate principal amount of $2.0 billion (the “VGPL 2034 Notes”) and (ii) a series of 6.750% senior secured notes due 2036 in an aggregate principal amount of $2.0 billion (the “VGPL 2036 Notes”). In connection with the issuance, VGPL settled an additional pro rata portion of its interest rate swaps that hedged the variable interest on the Plaquemines Credit Facilities for cash proceeds of $595 million. The net proceeds from the issuance of the VGPL 2034 Notes, the VGPL 2036 Notes, and swap breakage proceeds were used to prepay $4.5 billion outstanding under the Plaquemines Construction Term Loan and to pay costs incurred with the offering. See Note 21 – Subsequent Events for further discussion.

The obligations of VGPL under the VGPL Senior Secured Notes are guaranteed by Gator Express and secured on a pari passu basis by a first-priority security interest in the assets that secure the Plaquemines Credit Facilities. VGPL may redeem all or part of the VGPL Senior Secured Notes at specified prices set forth in the respective governing indenture, plus accrued interest, if any, as of the date of the redemption.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit facilities

Below is a summary of committed credit facilities outstanding as of June 30, 2025:

	Calcasieu Pass Credit Facilities(a)		Plaquemines Credit Facilities(b)
	Calcasieu Pass Construction Term Loan	Calcasieu Pass Working Capital Facility	Plaquemines Construction Term Loan	Plaquemines Working Capital Facility	CP2 Bridge Facilities(c)

Original facility size	$5,477	$300	$8,459	$1,100	$3,000
Incremental commitments	—	255	4,489	1,000	—
Less:
Outstanding balances	903	—	10,227	154	885
Commitments prepaid or terminated	4,574	—	2,721	—	—
Letters of credit issued	—	334	—	1,366	—
Available commitments	$—	$221	$—	$580	$2,115

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured
Maturity date	August 19, 2026	August 19, 2026	May 25, 2029	May 25, 2029	May 1, 2028
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
(c)The obligations of CP2 as the borrower are guaranteed by CP2 Procurement and CP Express and secured by a first-priority lien on substantially all of the assets of CP2, CP2 Procurement and CP Express, as well as all of the membership interests in those companies.

CP2 Bridge Facilities

In May 2025, CP2 as borrower, and CP2 Procurement and CP Express as guarantors, entered into the $3.0 billion CP2 Bridge Facilities, consisting of a $2.8 billion delayed draw bridge loan facility (the "CP2 Bridge Loan Facility") and a $175 million interest reserve facility (the "CP2 Interest Reserve Facility"). Borrowings under the CP2 Bridge Facilities bear interest at a set margin rate over the debt term, plus, at the Company's election, either a SOFR or base rate. The set margin rate for SOFR-based loans is 3.500% and the set margin rate for base rate loans is 2.500%. The Company also incurs commitment fees of 35% of the set margin rate on the undrawn available commitments of the CP2 Bridge Facilities.

The CP2 Bridge Facilities are subject to mandatory prepayment provisions without premium or penalty, including provisions which would require prepayment with the proceeds of additional indebtedness or prepayment upon receipt of certain proceeds by the Company's subsidiaries. The CP2 Bridge Loan Facilities can be voluntarily prepaid at any time without premium or penalty.

FID for the first phase of the CP2 Project

In July 2025, the first phase of the CP2 Project achieved FID and the Company obtained $15.1 billion in project financing to fund the development and construction of the first phase of the CP2 Project. CP2 Holdings entered into $3.0 billion aggregate secured credit facilities, consisting of a $2.8 billion secured equity bridge credit facility (the “CP2 Equity Bridge Facility”) and a $191 million three-year secured interest reserve credit facility (the “CP2 Interest Reserve Facility”, and together with the CP2 Equity Bridge Facility, the "CP2 EBL Facilities"), due July 2028. CP2, as borrower, and CP2 Procurement and CP Express, as guarantors, entered into $12.1 billion aggregate senior secured credit facilities, consisting of a $11.25 billion senior secured construction term loan facility (the “CP2 Construction Term Loan”) and an $850 million senior secured working capital facility (the “CP2 Working Capital Facility”, and together with the CP2 Construction Term Loan, the “CP2 Project Facilities”) due July 2032. A portion of the proceeds from the project financing was used to prepay the outstanding CP2 Bridge Facilities in full

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and pay costs incurred in connection with the project financing. The remaining proceeds from the project financing will be used to fund the costs of financing, developing, constructing, and placing in service the first phase of the CP2 Project. See Note 21 – Subsequent Events for further discussion.

Interest expense on debt

The following table presents the total interest expense incurred on debt and other instruments:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Stated interest	$542	$457	$1,068	$872
Amortization of debt discounts, premiums and issuance costs	38	36	70	72
Other interest and fees	18	18	29	40
Total interest cost	598	511	1,167	984
Capitalized interest	(288)	(358)	(581)	(645)
Total interest expense, net	$310	$153	$586	$339

Note 10 – Derivatives

Interest rate swaps

The Company has entered into interest rate swaps to mitigate its exposure to variability in interest payments associated with certain variable rate debt and the anticipated additional project financing for the CP2 Project. None of the Company's interest rate swaps was designated as cash flow hedges as of June 30, 2025 or December 31, 2024.

During the six months ended June 30, 2025, the Company, through its wholly owned subsidiary CP2, entered into deal contingent interest rate swaps to hedge changes in interest rates for a portion of the anticipated project financing of the CP2 Project (the "CP2 Deal Contingent Swaps"). The CP2 Deal Contingent Swaps have fixed rates that will increase based on the date of closing of the full project financing for the CP2 Project. The CP2 Deal Contingent Swaps have a maximum notional of $3.8 billion, none of which is currently outstanding, are indexed to the compounding SOFR, and contain maturity dates through 2049. See Note 11 – Fair Value Measurements for further discussion. In July 2025, the Company executed the required debt financing for the first phase of the CP2 Project, making the CP2 Deal Contingent Swaps fully effective. See Note 21 – Subsequent Events for further discussion.

During the six months ended June 30, 2025, the Company settled a pro rata portion of the interest rate swaps associated with the Plaquemines Credit Facilities and received $275 million of cash proceeds and recognized $475 million of proceeds receivable within prepaid expenses and other current assets as of June 30, 2025. See Note 9 – Debt for further discussion.

In July 2025, the Company settled an additional pro rata portion of the interest rate swaps associated with the Plaquemines Credit Facilities and received $120 million of cash proceeds. See Note 21 – Subsequent Events for further discussion.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes outstanding interest rate swaps:

						Outstanding notional
Debt instrument	Latest maturity		Receive variable rate	Pay fixed rate(c)	Maximum notional	June 30, 2025	December 31, 2024

Plaquemines Credit Facilities	2046	(a)	Compounding SOFR	2.47%	$5,870	$5,348	$8,089
Calcasieu Pass Credit Facilities	2036	(b)	Compounding SOFR	2.55%	877	877	969
Total notional					$6,747	$6,225	$9,058
____________
(a)Subject to mandatory early termination provisions under which certain interest rate swaps will settle at fair value in May 2029.
(b)Subject to mandatory early termination provisions under which certain interest rate swaps will settle at fair value in August 2026.
(c)Represents a weighted-average fixed rate based on the maximum notional.

Natural gas supply contracts

The Company has entered into natural gas supply contracts for the supply of feed gas to the Calcasieu Project and the Plaquemines Project. Those natural gas supply contracts not designated or qualifying as NPNS are recognized as either derivative assets or liabilities and measured at fair value. None of the Company's natural gas supply contracts was designated as NPNS as of June 30, 2025.

None of the Company's natural gas supply contracts was designated as hedges as of June 30, 2025 or December 31, 2024.

The following table summarizes outstanding natural gas supply contracts recognized as derivatives (notional amount in millions of MMBtus):

	June 30, 2025		December 31, 2024
Natural gas supply contracts	Total notional	Latest maturity	Total notional	Latest maturity

Natural gas	3,378	2039	2,048	2031

The following table summarizes the fair value and classification of derivatives on the condensed consolidated balance sheets:

	Balance sheet location	June 30, 2025	December 31, 2024

Assets
Interest rate swaps	Derivative assets	$81	$150
Natural gas supply contracts	Derivative assets	21	4
Interest rate swaps	Noncurrent derivative assets	497	1,459
Natural gas supply contracts	Noncurrent derivative assets	13	23
Total assets		$612	$1,636

Liabilities
Interest rate swaps	Accrued and other liabilities	$3	$1
Natural gas supply contracts	Accrued and other liabilities	35	12
Interest rate swaps	Other noncurrent liabilities	101	2
Natural gas supply contracts	Other noncurrent liabilities	112	12
Total liabilities		$251	$27

The following table presents the pre-tax effects of derivative instruments recognized in earnings:

		Three months ended June 30,		Six months ended June 30,
	Line item	2025	2024	2025	2024

Natural gas supply contracts	Cost of sales	$77	$—	$115	$—
Interest rate swaps	Gain (loss) on interest rate swaps	(112)	176	(304)	550

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross and net fair value of outstanding derivatives:

	June 30, 2025			December 31, 2024
	Gross balance	Balance subject to netting	Net balance	Gross balance	Balance subject to netting	Net balance

Derivative assets	$615	$(3)	$612	$1,648	$(12)	$1,636
Derivative liabilities	(254)	3	(251)	(39)	12	(27)

Credit-risk related contingent features

Interest rate swaps

The interest rate swap agreements contain cross default provisions whereby if the Company were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle the outstanding derivative liability positions with its counterparties. As of June 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. The aggregate fair value of the Company's interest rate swap derivative instruments with credit-risk related contingent features in a net liability position was $104 million as of June 30, 2025.

Natural gas supply contracts

Certain natural gas supply contracts contain credit risk-related contingent features which stipulate that if the Company's credit ratings were to change, it could be required to provide additional collateral. As of June 30, 2025, the Company would not be required to post any collateral related to these contracts if the credit-risk related contingent features were triggered, as the delivery of the underlying commodity had not yet commenced. The aggregate fair value of the Company's natural gas supply contracts with credit-risk related contingent features in a net liability position was $68 million as of June 30, 2025.

Note 11 – Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis and indicates their levels within the fair value hierarchy:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Money market funds(a)	$1,240	$—	$—	$1,240	$1,373	$—	$—	$1,373
Interest rate swaps(b)	—	578	—	578	—	1,609	—	1,609
Natural gas supply contracts(b)	—	2	35	37	—	—	39	39
Total	$1,240	$580	$35	$1,855	$1,373	$1,609	$39	$3,021

Liabilities
Interest rate swaps(c)	$—	$104	$—	$104	$—	$3	$—	$3
Natural gas supply contracts(c)	—	13	137	150	—	3	33	36
Total	$—	$117	$137	$254	$—	$6	$33	$39
____________
(a)Included in cash and cash equivalents on the condensed consolidated balance sheets.
(b)Included in derivative assets and noncurrent derivative assets on the condensed consolidated balance sheets.
(c)Included in accrued and other liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swaps

The fair values of the Company's interest rate swaps associated with the Calcasieu Pass Credit Facilities, the Plaquemines Credit Facilities, and the CP2 Deal Contingent Swaps are classified as Level 2 and determined using a discounted cash flow method that incorporates observable inputs. The fair value calculation includes a credit valuation adjustment and forward interest rate curves for the same periods of the future maturity dates of the interest rate swaps. For further discussion, see Note 10 – Derivatives.

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

Due to the uncertainty surrounding these inputs, certain natural gas supply contracts are classified as Level 3 in the fair value hierarchy. Changes in these inputs can have a significant impact on the valuation of the Company's natural gas supply contracts, which can result in a significantly higher or lower estimated fair value. See Note 10 – Derivatives for further discussion.

The following table includes quantitative information for the unobservable inputs for Level 3 natural gas supply contracts as of June 30, 2025 (natural gas price amounts in dollars):

Valuation approach	Significant unobservable input	Range of significant unobservable input	Arithmetic average of significant unobservable input

Discounted cash flow	Forward natural gas price per MMBtu	$1.79 to $5.01	$3.52
Option pricing model	Volatility	26.7% to 62.4%	31.5%

The following table sets forth a reconciliation of changes in the fair value of derivative instruments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2025. There were no derivative instruments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2024.

Natural gas supply contracts

Beginning balance as of April 1, 2025	$(28)
Total realized and unrealized loss included in earnings	(131)
Settlements	57
Ending balance as of June 30, 2025	$(102)

Unrealized loss included in earnings	$(74)

Natural gas supply contracts

Beginning balance as of January 1, 2025	$6
Total realized and unrealized loss included in earnings	(141)
Settlements	33
Ending balance as of June 30, 2025	$(102)

Unrealized loss included in earnings	$(108)

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other financial instruments

The following table presents the fair value of outstanding debt instruments in the condensed consolidated balance sheets:

	Level	June 30, 2025	December 31, 2024

Fixed rate debt	1	$16,078	$16,085
Variable and other fixed rate debt(a)	2	12,253	13,801
____________
(a)    Carrying value approximates estimated fair value.

Note 12 – Income Taxes

The Company's provision for income taxes is based on an estimated annual effective tax rate, plus discrete items. The Company's effective tax rate was 19.6% and 21.2% for the three and six months ended June 30, 2025, and was different from the statutory income tax rate due to a combination of factors including stock option windfall tax benefits, non-deductible expenses, and valuation allowance adjustments caused by a change in the realizability of certain deferred tax assets.

The Company's effective tax rate was 20.7% and 20.3% for the three and six months ended June 30, 2024, and was different from the statutory income tax rate due to a combination of factors including guaranteed payments to non-controlling interests and non-deductible expenses.

As of June 30, 2025, VGLNG and Calcasieu Holdings, subsidiaries of the Company, were under exam by the Internal Revenue Service for the 2022 tax year.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company. This could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2025.

See Note 3 – Revenue from Contracts with Customers for discussion of certain disputes with customers.

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

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Preferred and common stock

The Company's Class A common stock has one vote per share and its Class B common stock has ten votes per share. The par value of the Class A common stock and Class B common stock is $0.01 per share. The following table summarizes the number of shares of the Company's preferred stock and common stock authorized for issuance:

	June 30, 2025	December 31, 2024

Preferred stock	200	1
Class A common stock	4,400	4,520
Class B common stock	3,000	1

Dividends

In September 2024, the Company's board of directors declared the payment of cash dividends to holders of the Company's outstanding common stock in an aggregate amount of $160 million that were paid on a pro rata basis in four equal installments of $40 million over four consecutive calendar quarters on the last business day of each such calendar quarter, commencing on September 30, 2024. During the six months ended June 30, 2025, the Company paid $80 million, or approximately $0.03 per share, of cash dividends to its common stockholders.

Note 15 – Redeemable Stock of Subsidiary

The following table summarizes the change in redeemable stock of subsidiary on the condensed consolidated balance sheets:

	Three months ended June 30,
	2025	2024

Beginning balance as of April 1	$1,567	$1,420
Paid-in-kind distributions(a)	39	35
Ending balance as of June 30	$1,606	$1,455

	Six months ended June 30,
	2025	2024

Beginning balance as of January 1	$1,529	$1,385
Paid-in-kind distributions(a)	77	70
Ending balance as of June 30	$1,606	$1,455
____________
(a)Presented as net income attributable to redeemable stock of subsidiary on the condensed consolidated statements of operations.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2025, the Calcasieu Project declared COD. Following COD of the Calcasieu Project and the final distribution of the net proceeds from sales under LNG Commissioning Sales Agreements, but prior to August 19, 2027, no distributions of available cash are permitted from Calcasieu Funding to VGLNG until all accrued distributions on the CP Funding Redeemable Preferred Units have been fully settled in cash. Further, on and after August 19, 2027, no distributions of available cash will be permitted from Calcasieu Funding to VGLNG until the CP Funding Redeemable Preferred Units have been fully redeemed in cash. In this context, available cash means funds in excess of cash deemed necessary by management to fund the Calcasieu Project's operating costs, including debt service requirements, during the relevant period. As of June 30, 2025, the CP Funding Redeemable Preferred Units had a redemption value of $1.6 billion of which $706 million was related to accrued distributions.

Note 16 – Non-Controlling Interests

VGLNG Series A Preferred Shares

In September 2024, VGLNG, a direct controlled subsidiary of the Company, issued 3 million VGLNG Series A Preferred Shares which represent third-party ownership in the net assets of VGLNG and have a cumulative net balance of $2.9 billion. The annual dividend rate on the VGLNG Series A Preferred Shares is currently 9.000%. Cumulative cash dividends on the VGLNG Series A Preferred Shares are payable semiannually, in arrears, when, and if, declared by the VGLNG board of directors.

During the three and six months ended June 30, 2025, the Company accumulated $67 million, or $22.50 per share, and $135 million, or $45.00 per share, respectively, of dividends on the VGLNG Series A Preferred Shares. During the six months ended June 30, 2025, the Company declared and paid $135 million, or $45.00 per share, respectively. The balance of accumulated but undeclared dividends was $68 million, or $22.75 per share and $68 million, or $22.75 per share, as of June 30, 2025 and December 31, 2024, respectively.

Calcasieu Holdings

In August 2019, Calcasieu Holdings, an indirect controlled subsidiary of the Company, issued the CP Holdings Convertible Preferred Units, which represent third-party ownership in the net assets of Calcasieu Holdings. Upon COD of the Calcasieu Project in April 2025, the CP Holdings Convertible Preferred Units converted into Class B common units of Calcasieu Holdings, equal to approximately 23% of the total outstanding common units of Calcasieu Holdings (the "Calcasieu Holdings Common Units"), reducing the Company's common equity interest in the Calcasieu Project to approximately 77%. Prior to COD, the CP Holdings Convertible Preferred Units paid a cumulative quarterly distribution recognized as net income attributable to non-controlling interests. Subsequent to COD, the Class B common units of Calcasieu Holdings are adjusted by the amount of earnings or other comprehensive income (loss) attributable to the Class B common unit ownership.

The following table summarizes the changes in the third-party ownership in the net assets of Calcasieu Holdings:

	Three months ended June 30,
	2025	2024

Beginning balance as of April 1	$575	$575
Net income attributable to non-controlling interests	1	14
Other comprehensive loss	(1)	—
Distributions	(3)	(14)
Ending balance as of June 30	$572	$575

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30,
	2025	2024

Beginning balance as of January 1	$575	$575
Net income attributable to non-controlling interests	16	29
Other comprehensive loss	(1)	—
Distributions	(18)	(29)
Ending balance as of June 30	$572	$575

Note 17 – Earnings per Share

Earnings per share is calculated using the two-class method and presented on a combined basis since the Class A common stock and the Class B common stock have identical rights and privileges, except for voting rights. The following table sets forth the computation of net income per share attributable to the Class A and the Class B common stock outstanding (share amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net income	$475	$352	$992	$1,050
Less: Net income attributable to redeemable stock of subsidiary	39	35	77	70
Less: Net income attributable to non-controlling interests	1	14	16	29
Less: Dividends on VGLNG Series A preferred shares	67	—	135	—
Net income attributable to common stockholders	$368	$303	$764	$951

Weighted average shares of common stock outstanding
Basic	2,423	2,350	2,411	2,350
Dilutive stock options outstanding	212	226	228	229
Diluted	2,635	2,576	2,639	2,579
Net income attributable to common stockholders per share—basic(a)	$0.15	$0.13	$0.32	$0.40
Net income attributable to common stockholders per share—diluted(a)	$0.14	$0.12	$0.29	$0.37
____________
(a)    Earnings per share may not recalculate exactly due to rounding.

As of June 30, 2025, 14 million outstanding stock options to purchase the Company's Class A common stock were excluded from the calculation of diluted net income attributable to common stockholders for the three and six months ended June 30, 2025, because their effect would have been anti-dilutive.

As of June 30, 2024, 1 million outstanding stock options to purchase the Company's Class A common stock were excluded from the calculation of diluted net income attributable to common stockholders for the three and six months ended June 30, 2024, because their effect would have been anti-dilutive.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Supplemental Cash Flow Information

The following table sets forth supplemental disclosure of cash flow information:

	Six months ended June 30,
	2025	2024

Accrued purchases of property, plant and equipment	$1,179	$1,957
Cash paid for interest, net of amounts capitalized	387	152
Conversion of equity method investment to property, plant and equipment	170	—
Paid-in-kind distribution on redeemable stock of subsidiary	77	70
Right-of-use assets in exchange for new finance lease liabilities	4	178
Right-of-use assets in exchange for new operating lease liabilities	12	51
Asset retirement obligation additions and revisions	11	39
Cash paid for operating leases	67	37

Note 19 – Segment Information

The Company has multiple operating segments, including the Company's five LNG projects, its DS&S business, and its pipeline activities. Each LNG project operating segment includes activity of both the respective liquefaction facility and export terminal and the associated pipeline(s) that will supply the natural gas to that facility.

The Company has four reportable segments. Operating segments that are not quantitatively material for reporting purposes have been combined with corporate activities as corporate, other and eliminations. Activities reported in corporate, other and eliminations include immaterial operating segments, costs which are overhead in nature and not directly associated with the operating segments, including certain general and administrative and marketing expenses, and inter-segment eliminations. Prior period presentations have been recast to conform to the current segment reporting structure to separately disclose our DS&S business that is now quantitatively material.

The following tables present financial information by segment, including significant segment expenses regularly provided to the CODM, and a reconciliation of segment income (loss) from operations to income before income tax expense on the condensed consolidated statements of operations for the periods indicated.

	Three months ended June 30, 2025
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$935	$2,095	$—	$488	$(417)	$3,101

Operating expense
Cost of sales	596	882	—	369	(428)	1,419
Operating and maintenance expense	87	91	(1)	47	(7)	217
General and administrative expense	4	15	7	—	77	103
Development expense	—	9	22	—	26	57
Depreciation and amortization	65	177	—	8	17	267
Total operating expense	752	1,174	28	424	(315)	2,063

Income (loss) from operations	$183	$921	$(28)	$64	$(102)	$1,038
Interest income						38
Interest expense, net						(310)
Loss on interest rate swaps						(112)
Loss on financing transactions						(63)
Income before income tax expense						$591

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30, 2024
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$1,108	$—	$—	$—	$—	$1,108

Operating expense
Cost of sales	302	—	—	—	(2)	300
Operating and maintenance expense	104	21	—	2	(1)	126
General and administrative expense	3	15	4	3	50	75
Development expense	4	13	134	1	22	174
Depreciation and amortization	63	1	—	—	6	70
Total operating expense	476	50	138	6	75	745

Income (loss) from operations	$632	$(50)	$(138)	$(6)	$(75)	$363
Interest income						61
Interest expense, net						(153)
Gain on interest rate swaps						176
Loss on financing transactions						(3)
Income before income tax expense						$444

	Six months ended June 30, 2025
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$2,573	$3,281	$1	$969	$(829)	$5,995

Operating expense
Cost of sales	1,132	1,422	—	761	(837)	2,478
Operating and maintenance expense	218	165	—	96	(10)	469
General and administrative expense	8	31	21	2	146	208
Development expense	—	19	171	—	49	239
Depreciation and amortization	130	308	—	14	31	483
Total operating expense	1,488	1,945	192	873	(621)	3,877

Income (loss) from operations	$1,085	$1,336	$(191)	$96	$(208)	$2,118
Interest income						94
Interest expense, net						(586)
Loss on interest rate swaps						(304)
Loss on financing transactions						(63)
Income before income tax expense						$1,259

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30, 2024
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$2,522	$—	$—	$—	$—	$2,522

Operating expense
Cost of sales	667	—	—	—	(2)	665
Operating and maintenance expense	191	47	—	2	(5)	235
General and administrative expense	7	31	8	8	93	147
Development expense	4	27	282	1	41	355
Depreciation and amortization	127	1	—	—	12	140
Total operating expense	996	106	290	11	139	1,542

Income (loss) from operations	$1,526	$(106)	$(290)	$(11)	$(139)	$980
Interest income						134
Interest expense, net						(339)
Gain on interest rate swaps						550
Loss on financing transactions						(8)
Income before income tax expense						$1,317

	Capital expenditures		Total assets
	Six months ended June 30,		June 30,	December 31,
	2025	2024	2025	2024

Calcasieu Project	$53	$176	$6,899	$7,181
Plaquemines Project	3,648	4,550	25,793	24,627
CP2 Project	1,437	1,083	5,910	3,643
DS&S	249	49	1,738	1,473
Corporate, other and eliminations	1,108	592	6,171	6,567
Total	$6,495	$6,450	$46,511	$43,491

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Recent Accounting Pronouncements

The following table provides a description of recently issued accounting pronouncements that have not yet been adopted as of June 30, 2025. Accounting pronouncements not listed below were assessed and determined to not have a material impact to the condensed consolidated financial statements.

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

Note 21 – Subsequent Events

In July 2025, the first phase of the CP2 Project achieved FID. Upon achieving FID, the conditions precedent for the CP2 SPAs were met and the agreements became fully enforceable. The Company obtained $15.1 billion in project financing to fund the development and construction of the first phase of the CP2 Project. A portion of the proceeds from the project financing was used to prepay the outstanding CP2 Bridge Facilities in full and pay costs incurred in connection with the project financing. The remaining proceeds from the project financing will be used to fund the costs of financing, developing, constructing, and placing in service the first phase of the CP2 Project. See Note 9 – Debt for further discussion.

In July 2025, VGPL issued $4.0 billion aggregate principal amount of senior secured notes and settled a pro rata portion of its interest rate swaps that hedged the variable interest on the Plaquemines Credit Facilities for cash proceeds of $595 million, of which $475 million was recognized as a receivable as of June 30, 2025. The net proceeds from the issuance of the senior secured notes and the swap breakage proceeds were used to prepay $4.5 billion outstanding under the Plaquemines Construction Term Loan and pay costs incurred in connection with the offering. See Note 9 – Debt for further discussion.

In July 2025, the Company accepted the delivery of the LNG tanker, Venture Creole, and completed the acquisition of Kagami 2. See Note 7 – Equity Method Investments for further discussion.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements and the accompanying notes thereto, included in Item 1.—Financial Statements of this Form 10-Q, and discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2024 Form 10-K. In addition to historical condensed consolidated financial information, this Form 10-Q contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in the Cautionary Statement on Forward Looking Statements on this Form 10-Q and elsewhere in Item 1A.—Risk Factors of our 2024 Form 10-K. Except for per share, per MMBtu, volumetric amounts, or as otherwise specified, dollar amounts presented within tables are stated in millions.

Executive Summary

Our Financial Results.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Income from operations	$1,038	$363	$2,118	$980

LNG volumes exported
Cargos	89	36	152	76
TBtu	330.8	129.0	564.4	273.5

LNG volumes sold (TBtu)	329.2	132.1	557.5	273.0
Weighted average price of LNG volumes sold (per MMBtu)
Fixed liquefaction fee	$5.58	$6.14	$6.80	$6.79
Commodity fee	3.97	2.20	4.07	2.40
Weighted average price of LNG volumes sold	$9.55	$8.34	$10.87	$9.19

Our income from operations for the three months ended June 30, 2025 increased compared to the corresponding period in the prior year due to higher sales volumes at our Plaquemines Project from the commencement of LNG production in December 2024 and continued ramp up of LNG production in the first half of 2025, partially offset by lower weighted average LNG sales prices at the Calcasieu Project due to the commencement of LNG sales under its post-COD SPAs and higher costs of feed gas.

Our income from operations for the six months ended June 30, 2025 increased compared to the corresponding period in the prior year due to higher sales volumes at our Plaquemines Project from the commencement of LNG production in December 2024 and continued ramp up of LNG production in the first half of 2025 and higher weighted average LNG sales prices at the Calcasieu Project prior to COD in April 2025 offset by lower LNG sales prices after COD in April 2025, partially offset by higher costs of feed gas.

Our LNG Projects

Calcasieu Project. The Company's initial LNG export facility declared COD and commenced the sale of LNG to its customers under its post-COD SPAs on April 15, 2025. Prior to COD, the Calcasieu Project sold LNG under LNG Commissioning Sales Agreements. In August 2025, the DOE approved our request to increase the authorized level of LNG exports from the Calcasieu Project to Non-FTA Nations from 12.0 mtpa to 12.4 mtpa.

	Calcasieu Project
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

LNG volumes exported
Cargos	38	36	72	76
TBtu	140.2	129.0	266.2	273.5

LNG volumes sold (TBtu)	140.2	132.1	265.4	273.0
Weighted average price of LNG volumes sold (per MMBtu)
Fixed liquefaction fee	$2.66	$6.14	$5.56	$6.79
Commodity fee	3.96	2.20	4.08	2.40
Weighted average price of LNG volumes sold	$6.62	$8.34	$9.64	$9.19

Plaquemines Project. Production and sales of LNG from the first phase of our second LNG export facility increased during the period while physical construction and the commissioning program of the project continued to advance. During the first half of 2025, we incurred $2.5 billion of project costs, the majority of which were capitalized, and we placed an additional $8.3 billion of assets in service in accordance with the accounting guidance.

	Plaquemines Project
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

LNG volumes exported
Cargos	51	—	80	—
TBtu	190.5	—	298.3	—

LNG volumes sold (TBtu)	190.6	—	298.3	—
Weighted average price of LNG volumes sold (per MMBtu)
Fixed liquefaction fee	$7.09	$—	$7.15	$—
Commodity fee	3.96	—	4.07	—
Weighted average price of LNG volumes sold	$11.05	$—	$11.22	$—

CP2 Project. In June 2025, we commenced site work on the first phase of our third LNG export facility, following receipt of final approval and notices to proceed with on-site construction from the FERC and conditional authorization from the DOE to export natural gas to non-FTA nations. During the first half of 2025, we incurred $2.1 billion of project costs primarily associated with equipment procurement, off-site manufacturing work, and engineering and design, of which $1.9 billion was capitalized and $171 million was expensed.
In April 2025 and July 2025, CP2 entered into two SPAs for an additional 3 mtpa of LNG and increased the volumes sold under two existing SPAs by a combined 1.25 mtpa of LNG, increasing the total mtpa contracted for sale from the CP2 Project under long term post-COD SPAs from 9.25 mtpa as of December 31, 2024 to 13.5 mtpa of LNG.

Our Strategic Advancements. We took delivery of the Venture Acadia and Venture Creole LNG tankers in May and July 2025, respectively. This brought our total owned fleet of LNG tankers to four with an additional five LNG tankers that we have contracted to construct and/or acquire. In 2025, we used our LNG tankers to transport 24 cargos from our LNG facilities.
In April 2025, the FERC approved our request to enter into FERC's pre-filing environmental review process for the planned additional facilities at the Plaquemines Project for 18.6 mtpa of incremental bolt-on expansion peak production capacity (the "Plaquemines Expansion Project"). In May 2025, we submitted a request to the FERC to increase the capacity for the Plaquemines Expansion Project from 18.6 mtpa to 24.8 mtpa. In June 2025, we withdrew our Delta Project from the FERC pre-filing environmental review process to focus on the Plaquemines Expansion Project.

Our Sources of Capital. In January 2025, we completed our IPO, issuing 70 million shares of our Class A common stock at a public offering price of $25.00 per share for total net proceeds of $1.7 billion. In connection with the IPO, we effectuated a 4,520.3317-for-one forward stock split of our Class A common stock.
In April 2025, VGPL closed on its inaugural bond offering, issuing $2.5 billion of aggregate senior secured notes, and concurrently settled a pro rata portion of its interest rate swaps for cash proceeds of $275 million. Net proceeds from this issuance and the swap breakage proceeds were used to prepay $2.7 billion of principal outstanding under the Plaquemines Construction Term Loan. Additionally, in July 2025, VGPL issued $4.0 billion of aggregate senior secured notes, and concurrently settled a pro rata portion of its interest rate swaps for cash proceeds of $595 million. Net proceeds from this issuance and the swap breakage proceeds were used to prepay $4.5 billion of principal outstanding under the Plaquemines Construction Term Loan.
In May 2025, CP2 entered into the CP2 Bridge Facilities totaling $3.0 billion. The net proceeds from the CP2 Bridge Facilities will be used to fund a portion of the development and construction costs, including interest, of the CP2 Project prior to closing the full project debt and equity financing.
In July 2025, the first phase of the CP2 Project achieved FID. We obtained $15.1 billion in project financing to fund the development and construction of the first phase of the CP2 Project. A portion of the proceeds from the project financing were used to prepay the outstanding CP2 Bridge Facilities in full and pay costs incurred in connection with the project financing. The remaining proceeds from the project financing will be used to fund the costs of financing, developing, constructing, and placing in service the first phase of the CP2 Project.

Our EPC Contracts. During the second quarter of 2025, we entered into (i) a Third Amended and Restated Engineering, Procurement and Construction (“EPC”) agreement with KZJV LLC (“KZJV”) relating to Phase 1 of the Plaquemines Project, dated as of April 7, 2025, (ii) an Amended and Restated EPC agreement with KZJV relating to Phase 2 of the Plaquemines Project, dated as of April 7, 2025, and (iii) an Amended and Restated EPC Agreement with Worley Field Services Inc. (“Worley”, and together with KZJV, the “EPC Contractors”) relating to Phase 1 of the CP2 Project, dated as of June 13, 2025 (jointly, the “A&R EPCs”). The A&R EPCs revise the incentive structure in the relevant EPC agreements to eliminate schedule milestone bonuses that could be earned on the timely achievement of certain milestones and reduce the EPC Contractor’s potential profit margin to a lower, fixed percentage, in lieu of requiring the payment of liquidated damages by the EPC Contractors for construction and/or performance testing delays. We believe these amendments result in a better incentive structure for the timely completion of the relevant projects.

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table shows a summary of our results of operations for the periods indicated:

	Three months ended June 30,		Change
	2025	2024	($)	(%)

REVENUE	$3,101	$1,108	$1,993	180%

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,419	300	1,119	NM
Operating and maintenance expense	217	126	91	72%
General and administrative expense	103	75	28	37%
Development expense	57	174	(117)	(67)%
Depreciation and amortization	267	70	197	281%
Total operating expense	2,063	745	1,318	177%

INCOME FROM OPERATIONS	1,038	363	675	186%

OTHER INCOME (EXPENSE)
Interest income	38	61	(23)	(38)%
Interest expense, net	(310)	(153)	(157)	103%
Gain (loss) on interest rate swaps	(112)	176	(288)	(164)%
Loss on financing transactions	(63)	(3)	(60)	NM
Total other income (expense)	(447)	81	(528)	NM

INCOME BEFORE INCOME TAX EXPENSE	591	444	147	33%
Income tax expense	116	92	$24	26%
NET INCOME	475	352	123	35%

Less: Net income attributable to redeemable stock of subsidiary	39	35	4	11%
Less: Net income attributable to non-controlling interests	1	14	(13)	(93)%
Less: Dividends on VGLNG Series A Preferred Shares	67	—	67	NM
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$368	$303	$65	21%
____________
NM    Percentage not meaningful.

Revenue
Revenue was $3.1 billion for the three months ended June 30, 2025, a $2.0 billion, or 180%, increase from $1.1 billion for the three months ended June 30, 2024. This increase was primarily due to $2.2 billion from higher LNG sales volumes, primarily at the Plaquemines Project. All of the Calcasieu Project facility assets and a portion of the Plaquemines Project facility assets were in service from an accounting perspective and generating revenue for the three months ended June 30, 2025, as compared to only the Calcasieu Project facility assets being in service from an accounting perspective and therefore generating revenue for the three months ended June 30, 2024. This increase was partially offset by lower LNG sales prices of $241 million at the Calcasieu Project due to the commencement of LNG sales under its post-COD SPAs in April 2025.

The gross proceeds, before deducting the cost of natural gas, attributable to Test LNG sales generated prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as revenue, were $64 million for the three months ended June 30, 2025.
Operating Expense
Cost of Sales
Cost of sales was $1.4 billion for the three months ended June 30, 2025, a $1.1 billion increase from $300 million for the three months ended June 30, 2024. This increase was primarily due to $797 million from higher LNG sales volumes, primarily at the Plaquemines Project. All of the Calcasieu Project facility assets and a portion of the Plaquemines Project facility assets were in service from an accounting perspective and generating revenue for the three months ended June 30, 2025, as compared to only the Calcasieu Project facility assets being in service from an accounting perspective and therefore generating cost of sales for the three months ended June 30, 2024. Cost of sales further increased $239 million due to higher costs of natural gas at the Calcasieu Project, and a $77 million unfavorable change in the fair value of our natural gas supply contracts.
The costs attributable to the production of test LNG sales, including the cost of natural gas, incurred prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as cost of sales, was $34 million for the three months ended June 30, 2025.
Operating and Maintenance Expense

Operating and maintenance expense was $217 million for the three months ended June 30, 2025, a $91 million, or 72%, increase from $126 million for the three months ended June 30, 2024. This increase was primarily due to $69 million in higher operating costs in support of LNG production at the Plaquemines Project primarily due to an increase in non-capitalizable personnel costs, commissioning work, and operational insurance costs, as well as $44 million in operating costs primarily for our LNG tankers with no corresponding costs in 2024. These were partially offset by a decrease of $17 million in operating costs at the Calcasieu Project primarily due to lower commissioning and remediation work, partially offset by an increase in legal fees.

General and Administrative Expense
General and administrative expense was $103 million for the three months ended June 30, 2025, a $28 million, or 37%, increase from $75 million for the three months ended June 30, 2024. This increase was primarily due to increased personnel costs of $22 million due to an increase in compensation and employee headcount.
Development Expense

Development expense was $57 million for the three months ended June 30, 2025, a $117 million, or 67%, decrease from $174 million for the three months ended June 30, 2024. This decrease was primarily due to lower development costs of $111 million for the CP2 Project, which was deemed probable during the six months ended June 30, 2025, resulting in the capitalization of more of the costs for the project.

Depreciation and Amortization

Depreciation and amortization was $267 million for the three months ended June 30, 2025, a $197 million, or 281%, increase from $70 million for the three months ended June 30, 2024. This increase was primarily attributable to placing $19.8 billion of property, plant and equipment at the Plaquemines Project in service from an accounting perspective as of June 30, 2025 compared to no Plaquemines Project assets being in service from an accounting perspective as of June 30, 2024.

Income from Operations

Income from operations was $1.0 billion for the three months ended June 30, 2025, a $675 million, or 186%, increase from $363 million for the three months ended June 30, 2024. This increase was primarily the result of higher sales volumes at the Plaquemines Project, partially offset by lower weighted average LNG sales prices at the Calcasieu Project subsequent to COD, higher cost of feed gas, and higher depreciation expense, as discussed above.

Other Income or Expense

Interest Income

Interest income was $38 million for the three months ended June 30, 2025, a $23 million, or 38%, decrease from $61 million for the three months ended June 30, 2024. This decrease was primarily due to lower interest rates and average cash balances during the three months ended June 30, 2025, compared to the same period in 2024.

Interest Expense, Net

Interest expense, net was $310 million for the three months ended June 30, 2025, a $157 million, or 103%, increase from $153 million for the three months ended June 30, 2024. This increase was primarily due to higher non-capitalizable interest costs due to placing a portion of the Plaquemines Project assets in service in accordance with the accounting guidance and an increase in our outstanding debt.

Gain (Loss) on Interest Rate Swaps

Loss on interest rate swaps was $112 million for the three months ended June 30, 2025, a $288 million, or 164%, decrease from a gain of $176 million for the three months ended June 30, 2024. This decrease was primarily due to an unfavorable change of $178 million on the Plaquemines Project interest rate swaps and a loss of $100 million on the CP2 Deal Contingent Swaps, due to a decrease in the forward interest rate curves for the three months ended June 30, 2025, compared to an increase in the forward interest rate curves the three months ended June 30, 2024.

Loss on Financing Transactions

Loss on financing transactions was $63 million for the three months ended June 30, 2025, a $60 million increase from $3 million for the three months ended June 30, 2024. This increase was due to the write-off of debt issuance costs associated with the partial prepayment of the Plaquemines Construction Term Loan during the three months ended June 30, 2025, as compared to the write-off of debt issuance costs associated with the partial prepayment of the Plaquemines Equity Bridge Facility during the three months ended June 30, 2024.

Income before Income Tax Expense

Income before income tax expense was $591 million for the three months ended June 30, 2025, a $147 million, or 33%, increase from $444 million for the three months ended June 30, 2024. This increase was primarily the result of higher income from operations, partially offset by an unfavorable change in the fair value of interest rate swaps and higher interest expense, as discussed above.

Income Tax Expense

Income tax expense was $116 million for the three months ended June 30, 2025, a $24 million, or 26%, increase from $92 million for the three months ended June 30, 2024, primarily driven by an increase in pre-tax income. Our effective tax rate was 19.6% for the three months ended June 30, 2025, as compared to 20.7% for the three months ended June 30, 2024. The 2025 effective tax rate was different from the statutory income tax rate due to a combination of factors including stock option windfall tax benefits and non-deductible expenses.

Net Income

Net income was $475 million for the three months ended June 30, 2025, a $123 million, or 35%, increase from $352 million for the three months ended June 30, 2024. This increase was primarily the result of an increase in income before income tax expense, partially offset by higher income tax expense, as discussed above.

Net Income Attributable to Redeemable Stock of Subsidiary

Net income attributable to redeemable stock of subsidiary was $39 million for the three months ended June 30, 2025, a $4 million, or 11%, increase from $35 million for the three months ended June 30, 2024. This increase was from paid-in-kind distributions on the Redeemable Preferred Units.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $1 million for the three months ended June 30, 2025, a $13 million, or 93%, decrease from $14 million for the three months ended June 30, 2024. This decrease was primarily due to the allocation of earnings to the Calcasieu Holdings Class B Common Unit holders based on ownership subsequent to COD of the Calcasieu Project.

Dividends on VGLNG Series A Preferred Shares

Dividends on VGLNG Series A Preferred Shares were $67 million for the three months ended June 30, 2025. This increase was due to the September 2024 issuance of the VGLNG Series A Preferred Shares and the corresponding accumulated but undeclared dividends. There was no similar activity for the three months ended June 30, 2024.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $368 million for the three months ended June 30, 2025, a $65 million, or 21%, increase from $303 million for the three months ended June 30, 2024. This increase was primarily the result of the changes discussed above.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table shows a summary of our results of operations for the periods indicated:

	Six months ended June 30,		Change
	2025	2024	($)	(%)

REVENUE	$5,995	$2,522	$3,473	138%

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,478	665	1,813	273%
Operating and maintenance expense	469	235	234	100%
General and administrative expense	208	147	61	41%
Development expense	239	355	(116)	(33)%
Depreciation and amortization	483	140	343	245%
Total operating expense	3,877	1,542	2,335	151%

INCOME FROM OPERATIONS	2,118	980	1,138	116%

OTHER INCOME (EXPENSE)
Interest income	94	134	(40)	(30)%
Interest expense, net	(586)	(339)	(247)	73%
Gain (loss) on interest rate swaps	(304)	550	(854)	(155)%
Loss on financing transactions	(63)	(8)	(55)	NM
Total other income (expense)	(859)	337	(1,196)	NM

INCOME BEFORE INCOME TAX EXPENSE	1,259	1,317	(58)	(4)%
Income tax expense	267	267	—	—%
NET INCOME	992	1,050	(58)	(6)%

Less: Net income attributable to redeemable stock of subsidiary	77	70	7	10%
Less: Net income attributable to non-controlling interests	16	29	(13)	(45)%
Less: Dividends on VGLNG Series A Preferred Shares	135	—	135	NM
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$764	$951	$(187)	(20)%
____________
NM    Percentage not meaningful.

Revenue

Revenue was $6.0 billion for the six months ended June 30, 2025, a $3.5 billion, or 138%, increase from $2.5 billion for the six months ended June 30, 2024. This increase was primarily due to $3.3 billion from higher LNG sales volumes at the Plaquemines Project, partially offset by lower sales volumes at the Calcasieu Project, and a net increase of $119 million at Calcasieu Pass due to higher LNG sales prices prior to COD in April 2025 offset by lower LNG sales prices after COD in April 2025. All of the Calcasieu Project facility assets and a portion of the Plaquemines Project facility assets were in service from an accounting perspective and generating revenue for the six months ended June 30, 2025, as compared to only the Calcasieu Project facility assets being in service from an accounting perspective and therefore generating revenue for the six months ended June 30, 2024.

The gross proceeds, before deducting the cost of natural gas, attributable to Test LNG sales generated prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as revenue, were $102 million for the six months ended June 30, 2025.

Operating Expense

Cost of Sales

Cost of sales was $2.5 billion for the six months ended June 30, 2025, a $1.8 billion, or 273%, increase from $665 million for the six months ended June 30, 2024. This increase was due to $1.3 billion from higher LNG sales volumes at the Plaquemines Project, partially offset by lower sales volumes at the Calcasieu Project. All of the Calcasieu Project facility and a portion of the Plaquemines Project facility assets were in service from an accounting perspective and incurring cost of sales for the six months ended June 30, 2025, as compared to only the Calcasieu Project being in service from an accounting perspective for the six months ended June 30, 2024. Cost of sales further increased $429 million due to higher costs of natural gas at the Calcasieu Project, and a $115 million unfavorable change in the fair value of our natural gas supply contracts.

The costs attributable to the production of Test LNG sales, including the cost of natural gas, incurred prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as cost of sales, was $50 million for the six months ended June 30, 2025.

Operating and Maintenance Expense

Operating and maintenance expense was $469 million for the six months ended June 30, 2025, a $234 million, or 100%, increase from $235 million for the six months ended June 30, 2024. This increase was primarily due to higher operating costs of $116 million in support of LNG production at the Plaquemines Project primarily due to an increase in non-capitalizable personnel costs, commissioning work, and operational insurance costs, $94 million in operating costs primarily for our LNG tankers with no corresponding costs in 2024, and $27 million of higher operating costs at the Calcasieu Project primarily due to higher legal costs.

General and Administrative Expense

General and administrative expense was $208 million for the six months ended June 30, 2025, a $61 million, or 41%, increase from $147 million for the six months ended June 30, 2024. This increase was primarily due to increased personnel costs of $45 million due to an increase in compensation costs and employee headcount.

Development Expense

Development expense was $239 million for the six months ended June 30, 2025, a $116 million, or 33%, decrease from $355 million for the six months ended June 30, 2024. This decrease was primarily due to lower development costs of $111 million for the CP2 Project, which was deemed probable during the six months ended June 30, 2025, resulting in the capitalization of more of the costs for the project.

Depreciation and Amortization

Depreciation and amortization was $483 million for the six months ended June 30, 2025, a $343 million, or 245%, increase from $140 million for the six months ended June 30, 2024. This increase was primarily due to placing $19.8 billion of property, plant and equipment at the Plaquemines Project in service from an accounting perspective as of June 30, 2025, compared to no Plaquemines Project assets being in service from an accounting perspective as of June 30, 2024.

Income from Operations

Income from operations was $2.1 billion for the six months ended June 30, 2025, a $1.1 billion, or 116%, increase from $980 million for the six months ended June 30, 2024. This increase was primarily a result of higher sales volumes at the Plaquemines Project and net higher LNG sales prices at Calcasieu Pass due to higher LNG sales prices prior to COD in April 2025 offset by lower LNG prices after COD in April 2025, partially offset by higher cost of feed gas, depreciation expense, and operating and maintenance expense.

Other Income or Expense

Interest Income

Interest income was $94 million for the six months ended June 30, 2025, a $40 million, or 30%, decrease from $134 million for the six months ended June 30, 2024. This decrease was primarily due to lower interest rates and lower average cash balances at corporate during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Interest Expense, Net

Interest expense, net was $586 million for the six months ended June 30, 2025, a $247 million, or 73%, increase from $339 million for the six months ended June 30, 2024. This increase was primarily due to an increase in our outstanding debt and higher non-capitalizable interest costs due to placing a portion of the Plaquemines Project assets in service in accordance with the accounting guidance.

Gain (Loss) on Interest Rate Swaps

Loss on interest rate swaps was $304 million for the six months ended June 30, 2025, a $854 million, or 155%, decrease from a gain on interest rate swaps of $550 million for the six months ended June 30, 2024. This decrease was primarily due to an unfavorable change of $719 million on the Plaquemines Project interest rate swaps, due to a decrease in the forward interest rate curves, a loss of $100 million on the CP2 Deal Contingent Swaps, due to a decrease in the forward interest rate curves, and an unfavorable change of $34 million on the Calcasieu Project interest rate swaps due to a decrease in the forward interest rate curves over lower notional amounts for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Loss on Financing Transactions

Loss on financing transactions was $63 million for the six months ended June 30, 2025, a $55 million increase from $8 million for the six months ended June 30, 2024. This increase was due to the write-off of debt issuance costs associated with the partial prepayment of the Plaquemines Construction Term Loan during the six months ended June 30, 2025, as compared to the write-off of debt issuance costs associated with the partial prepayment of the Plaquemines Equity Bridge Facility during the six months ended June 30, 2024.

Income before Income Tax Expense

Income before income tax expense was $1.3 billion for the six months ended June 30, 2025, a $58 million, or 4%, decrease from $1.3 billion for the six months ended June 30, 2024. This decrease was primarily a result of an unfavorable change in interest rate swaps and higher interest expense, partially offset by an increase in income from operations, as discussed above.

Income Tax Expense

Income tax expense was $267 million for the six months ended June 30, 2025, and for the six months ended June 30, 2024. Our effective tax rate was 21.2% for the six months ended June 30, 2025 compared to 20.3% for the six months ended June 30, 2024. The 2025 effective tax rate was impacted by stock option windfall tax benefits, non-deductible expenses, and changes in the valuation allowance against certain deferred tax assets.

Net Income

Net income was $992 million for the six months ended June 30, 2025, a $58 million, or 6%, decrease from $1.1 billion for the six months ended June 30, 2024. This decrease was primarily the result of a decrease in income before tax expense, as discussed above.

Net Income Attributable to Redeemable Stock of Subsidiary

Net income attributable to redeemable stock of subsidiary was $77 million for the six months ended June 30, 2025, a $7 million, or 10%, increase from $70 million for the six months ended June 30, 2024. This increase was due to paid-in-kind distributions on the CP Funding Redeemable Preferred Units.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $16 million for the six months ended June 30, 2025, a $13 million, or 45%, decrease from $29 million for the six months ended June 30, 2024. This decrease was primarily due to the allocation of earnings to the Calcasieu Holdings Class B Common Unit holders based on ownership subsequent to Calcasieu Project COD.

Dividends on VGLNG Series A Preferred Shares

Dividends on VGLNG Series A Preferred Shares were $135 million for the six months ended June 30, 2025. This increase was due to the September 2024 issuance of the VGLNG Series A Preferred Shares and the corresponding accumulation of dividends. There was no similar activity during the six months ended June 30, 2024.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $764 million for the six months ended June 30, 2025, a $187 million, or 20%, decrease from $951 million for the six months ended June 30, 2024. This decrease was primarily the result of the changes discussed above.

Segment Results of Operations

We have four reportable segments, which consist of the Calcasieu Project, the Plaquemines Project, the CP2 Project, and the DS&S business. Each LNG project includes activity of both the respective liquefaction and export terminal and the associated pipeline facilities that will supply the natural gas to that export terminal. The DS&S business is engaged in the sale and delivery of LNG to our customers and includes the operating costs associated with our fleet of LNG tankers. Activities reported in corporate, other and eliminations include immaterial operating segments, overhead costs not directly associated with our reportable segments (for example, general and administrative and marketing expenses), and inter-segment eliminations. Prior period presentations have been recast to conform to the current segment reporting structure to separately disclose our DS&S business that is now quantitatively material.

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table shows a summary of our segment income (loss) from operations for the periods indicated:

	Three months ended June 30,		Change
	2025	2024	($)	(%)

Calcasieu Project	$183	$632	$(449)	(71)%
Plaquemines Project	921	(50)	971	NM
CP2 Project	(28)	(138)	110	(80)%
DS&S	64	(6)	70	NM
Corporate, other and eliminations	(102)	(75)	(27)	36%
Total	$1,038	$363	$675	186%
____________
NM    Percentage not meaningful.

Calcasieu Project

For the three months ended June 30, 2025, the Calcasieu Project had income from operations of $183 million, a $449 million, or 71%, decrease from $632 million for the three months ended June 30, 2024.
This decrease was primarily due to:
•an increase in cost of sales of $293 million primarily due to an increase in the average cost of natural gas of $239 million and an unfavorable change in fair value of natural gas supply contracts of $35 million; and
•a decrease in revenue of $172 million due to a decrease in LNG sales prices of $241 million upon commencement of LNG sales under our post-COD SPAs effective April 15, 2025, partially offset by an increase in LNG sales volumes of $68 million.
These decreases were partially offset by:
•a decrease in operating and maintenance expense of $17 million primarily due to lower operating costs to support commissioning and remediation work prior to COD, partially offset by higher legal costs.

Plaquemines Project
For the three months ended June 30, 2025, the Plaquemines Project had income from operations of $921 million, a $971 million increase from a loss of $50 million for the three months ended June 30, 2024.
This increase was primarily due to:
•an increase in revenue of $2.1 billion due to the sale of LNG produced by the Plaquemines Project compared to no revenue for the corresponding period in 2024.
This increase was partially offset by:
•an increase in cost of sales of $886 million, due to the sale of LNG produced by the Plaquemines Project, compared to no cost of sales for the comparative period in 2024;
•an increase in depreciation and amortization of $176 million from placing a portion, or $19.8 billion, of the facility's assets in service from an accounting perspective as of June 30, 2025; and
•an increase in operating and maintenance expense of $69 million primarily due to higher operating costs in support of LNG production including higher non-capitalizable personnel costs, commissioning work, and operational insurance costs.

CP2 Project
For the three months ended June 30, 2025, the CP2 Project had a loss from operations of $28 million, a $110 million, or 80%, decrease from $138 million for the three months ended June 30, 2024. This decrease was primarily driven by lower engineering and development costs of $99 million as a result of the CP2 Project being declared probable during the first half of 2025.

DS&S
For the three months ended June 30, 2025, DS&S had income from operations of $64 million, a $70 million increase from a loss from operations of $6 million for the three months ended June 30, 2024.
This increase was primarily due to:
•revenue of $488 million generated from the sale LNG produced by our LNG facilities and delivered by DS&S with no corresponding revenue in 2024.
This increase was partially offset by:
•cost of sales of $368 million, primarily due to the cost of LNG purchased from our LNG facilities and delivered by DS&S with no corresponding cost of sales in 2024; and
•operating and maintenance expense of $44 million, primarily due to operating costs for our LNG tankers with no corresponding costs in 2024.

Corporate, other and eliminations
For the three months ended June 30, 2025, corporate, other and eliminations had a loss from operations of $102 million, a $27 million, or 36%, increase from $75 million for the three months ended June 30, 2024.
This increase was primarily due to:
•an increase in corporate loss from operations of $11 million primarily due to higher general and administrative expenses for increased personnel costs associated with an increase in compensation and employee headcount; and
•an increase in inter-segment eliminations of $16 million, which includes intercompany purchases and sales of LNG between DS&S and our LNG facilities.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table shows a summary of our segment income (loss) from operations for the periods indicated:

	Six months ended June 30,		Change
	2025	2024	($)	(%)

Calcasieu Project	$1,085	$1,526	$(441)	(29)%
Plaquemines Project	1,336	(106)	1,442	NM
CP2 Project	(191)	(290)	99	(34)%
DS&S	96	(11)	107	NM
Corporate, other and eliminations	(208)	(139)	(69)	50%
Total	$2,118	$980	$1,138	116%
____________
NM     Percentage not meaningful.

Calcasieu Project
For the six months ended June 30, 2025, the Calcasieu Project had income from operations of $1.1 billion, a $441 million, or 29%, decrease from $1.5 billion for the six months ended June 30, 2024.
This decrease was primarily due to:
•an increase in cost of sales of $464 million due to an increase in the average cost of natural gas of $429 million, partially offset by a reduction in LNG sales volumes of $17 million; and
•an increase in operating and maintenance expense of $27 million, primarily due to an increase in legal costs.
These decreases were partially offset by:
•an increase in revenue of $52 million primarily due to:
◦a net increase of $119 million due to higher LNG sales prices prior to COD in April 2025 offset by lower LNG sales prices after COD in April 2025,
◦partially offset by a reduction in sales volumes of $70 million primarily due to commissioning and remediation work prior to COD in April 2025.

Plaquemines Project
For the six months ended June 30, 2025, the Plaquemines Project had income from operations of $1.3 billion, a $1.4 billion increase from a loss from operations of $106 million for the six months ended June 30, 2024.
This increase was primarily due to:
•an increase in revenue of $3.3 billion due to the sale of LNG produced by the Plaquemines Project compared to no revenue for the corresponding period in 2024.
This increase was partially offset by:
•an increase in cost of sales of $1.4 billion, due to the sale of LNG produced by the Plaquemines Project compared to no cost of sales for the comparative period in 2024;
•an increase in depreciation and amortization expense of $307 million from placing a portion, or $19.8 billion, of the facility's assets in service from an accounting perspective as of June 30, 2025; and
•an increase in operating and maintenance expense of $116 million primarily due to higher operating costs in support of LNG production including higher personnel costs, commissioning work, and operational insurance costs.

CP2 Project
For the six months ended June 30, 2025, the CP2 Project had a loss from operations of $191 million, a $99 million, or 34%, decrease from $290 million for the six months ended June 30, 2024. This decrease was primarily due to lower engineering and development costs of $119 million as a result of the CP2 Project being declared probable in the first half of 2025, partially offset by an increase in general and administrative expense of $13 million due to higher milestone bonuses.

DS&S
For the six months ended June 30, 2025, DS&S had income from operations of $96 million, a $107 million increase from a loss from operations of $11 million for the six months ended June 30, 2024.
This increase was primarily due to:
•revenue of $969 million generated from the sale of LNG produced by our LNG facilities and delivered by DS&S with no corresponding revenue in 2024.
This increase was partially offset by:
•cost of sales of $761 million, primarily due to the cost of LNG purchased from our LNG facilities and delivered by DS&S with no corresponding cost of sales in 2024; and
•operating and maintenance expense of $94 million, primarily due to operating costs for our LNG tankers with no corresponding costs in 2024.

Corporate, other and eliminations
For the six months ended June 30, 2025, corporate, other and eliminations had a loss from operations of $208 million, a $69 million, or 50%, increase from $139 million for the six months ended June 30, 2024.

This increase was primarily due to:
•an increase in corporate loss from operations of $35 million primarily due to higher general and administrative expenses for increased personnel costs associated with an increase in compensation and employee headcount; and
•an increase in inter-segment eliminations of $35 million, which includes intercompany purchases and sales of LNG between DS&S and our LNG facilities.

Liquidity and Capital Resources

General

We have been generating proceeds from the sale of LNG since the first quarter of 2022. We may incur significant costs as we continue to develop our existing and other potential natural gas liquefaction and export projects, pipeline infrastructure projects, and other complementary gas transportation projects and activities.

Sources and Uses of Cash

We expect to meet our short-term cash requirements using operating cash flows and available liquidity, consisting of cash and cash equivalents, restricted cash, and available borrowing capacity under our existing credit facilities. Additionally, we expect to meet our long-term cash requirements by using operating cash flows and other future potential sources of liquidity, which may include debt and equity offerings by us or our subsidiaries.

The following table provides a summary of our cash and available borrowing capacity under existing credit facilities as of June 30, 2025:

June 30, 2025

Cash and cash equivalents	$2,247
Restricted cash	675
Available borrowing capacity under our credit facilities(1):
Calcasieu Pass Working Capital Facility	221
Plaquemines Working Capital Facility	580
CP2 Bridge Facilities	2,115
Total available borrowing capacity under our credit facilities	2,916
Total cash and available borrowing capacity	$5,838
__________
(1)Available borrowing capacity represents total borrowing capacity less outstanding borrowings and letters of credit under each of our credit facilities as of June 30, 2025.

On April 15, 2025, the Calcasieu Project declared COD. Following COD of the Calcasieu Project and the final distribution of the net proceeds from sales under LNG Commissioning Sales Agreements, but prior to August 19, 2027, no distributions of available cash are permitted from Calcasieu Funding to VGLNG until all accrued distributions on the CP Funding Redeemable Preferred Units have been fully settled in cash. Further, on and after August 19, 2027, no distributions of available cash will be permitted from Calcasieu Funding to VGLNG until the CP Funding Redeemable Preferred Units have been fully redeemed in cash. In this context, available cash means funds in excess of cash deemed necessary by management to fund Calcasieu Pass's operating costs, including debt service requirements, during this period. As of June 30, 2025, the CP Funding Redeemable Preferred Units had a redemption value of $1.6 billion of which $706 million was related to accrued distributions. For the risk factors related to our business, see Item 1.—Business and Item 1A.— Risk Factors on our 2024 Form 10-K.

We commence production at our LNG projects on a sequential basis, with each liquefaction train being brought online as it is commissioned. During the six months ended June 30, 2025, the Calcasieu Project and the Plaquemines Project generated $905 million and $2.1 billion of cash flow from operations, respectively.

Material Financings

Project Debt Financing

Plaquemines Project. In April 2025, our subsidiary, VGPL issued $2.5 billion aggregate principal amount of senior secured notes, consisting of $1.25 billion of senior secured notes due 2033, or the VGPL 2033 notes, and $1.25 billion of senior secured notes due 2035, or the VGPL 2035 notes. The VGPL 2033 notes bear interest at a rate of 7.500% per annum and the VGPL 2035 notes bear interest at a rate of 7.750% per annum, with interest on each series of notes payable semi-annually in arrears on May 1 and November 1 of each year. The VGPL 2033 notes will mature on May 1, 2033 and the VGPL 2035 notes will mature on May 1, 2035. The proceeds from this issuance, along with swap breakage proceeds, were used to prepay $2.7 billion outstanding under the Plaquemines Construction Term Loan.

In July 2025, VGPL issued $4.0 billion aggregate principal amount of senior secured notes, consisting of $2.0 billion of senior secured notes due 2034, or the VGPL 2034 notes, and $2.0 billion of senior secured notes due 2036, or the VGPL 2036 notes. The VGPL 2034 notes bear interest at a rate of 6.500% per annum and the VGPL 2036 notes bear interest at a rate of 6.750% per annum, with interest on each series of notes payable semi-annually in arrears on January 15 and July 15 of each year. The VGPL 2034 notes will mature on January 15, 2034 and the VGPL 2036 notes will mature on January 15, 2036. The proceeds from this issuance, along with swap breakage proceeds, were used to prepay $4.5 billion outstanding under the Plaquemines Construction Term Loan.

We currently estimate that the Total Project Costs for the Plaquemines Project will be approximately $24.0 billion to $24.5 billion of which approximately $22.5 billion was paid for as of June 30, 2025. This estimate reflects updated increased cost estimates associated with the completion of the LNG facility's power island components.

CP2 Project. In May 2025, our subsidiary, CP2, entered into the CP2 Bridge Facilities, a $3.0 billion secured credit facility to fund a portion of the project costs for the CP2 Project. Borrowings under the CP2 Bridge Facilities bear interest at a set margin rate over the debt term, plus, at the Company's election, either a SOFR or base rate. The set margin rate for SOFR-based loans is 3.500% and the set margin rate for base rate loans is 2.500%. The Company also incurs commitment fees on the undrawn available commitments of the CP2 Bridge Facilities. The CP2 Bridge Facilities mature on May 1, 2028.

In July 2025, the first phase of the CP2 Project achieved FID and we obtained $15.1 billion in project financing to fund the development and construction of the first phase of the CP2 Project. CP2 Holdings entered into the $3.0 billion secured CP2 EBL Facilities, due July 2028, and CP2, as borrower, and CP2 Procurement and CP Express, as guarantors, entered into the $12.1 billion senior secured CP2 Project Facilities due July 2032. A portion of the proceeds from the project financing was used to prepay the outstanding CP2 Bridge Facilities in full and pay costs incurred in connection with the project financing. The remaining proceeds from the project financing will be used to fund the costs of financing, developing, constructing, and placing in service the first phase of the CP2 Project.

We currently estimate the Total Project Costs for the CP2 Project will range between approximately $28.5 billion and $29.5 billion, of which approximately $5.7 billion was paid for as of June 30, 2025. This estimate incorporates revised cost projections for the second phase of the CP2 Project, factoring in expected increases associated with project financing, recent tariff developments, increasing labor competition in the region, and design accommodations for potential future brownfield expansions of the overall CP2 Project. The Total Project Costs for the first phase of the CP2 Project remain unchanged since the achievement of FID in late July 2025.

See Note 9 – Debt in Item 1.—Financial Statements on this Form 10-Q for additional discussion of material financing activity.

Cash Flows

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table shows a summary of our condensed consolidated cash flows for the periods indicated:

	Six months ended June 30,		Change
	2025	2024	($)	(%)

Net cash from operating activities	$2,572	$1,196	$1,376	115%
Net cash used by investing activities	(6,404)	(6,586)	182	(3)%
Net cash from financing activities	2,140	3,978	(1,838)	(46)%

Operating activities
Net cash from operating activities for the six months ended June 30, 2025 was $2.6 billion, a $1.4 billion, or 115%, increase from $1.2 billion for the six months ended June 30, 2024.
The net increase in cash inflows was primarily due to:
•an increase of $3.1 billion of cash received for the sale of LNG; and
•an increase of $266 million of cash received from the settlement of derivatives.
These increases in net cash inflows from operating activities were partially offset by:
•an increase of $1.4 billion of cash paid for costs of sales, primarily for the purchase of natural gas;

•an increase of $320 million of cash paid for operating expenses; and
•an increase of $221 million of cash paid for interest expense.

Investing activities
Net cash used by investing activities for the six months ended June 30, 2025 was $6.4 billion, a $182 million, or 3%, decrease from $6.6 billion for the six months ended June 30, 2024.
The net decrease in cash outflows was primarily due to:
•a reduction of $261 million due to cash outflows for deposits associated with equity method investments and other investments in 2024 with no similar cash outflows during the same period in 2025; and
•an increase of $102 million of cash inflows from Test LNG sales generated before the Plaquemines Project assets were placed in service from an accounting perspective, which was offset against construction in progress, during the six months ended June 30, 2025, with no similar cash inflows during the same period in 2024.
The net decrease to cash outflows were partially offset by:
•an increase of $191 million of cash paid for purchases of property, plant and equipment was primarily due to:
•an increase of $481 million of cash paid at corporate, primarily for capitalized interest and our pipeline projects;
•an increase of $351 million of cash paid at the CP2 project;
•an increase of $202 million of cash paid at our DS&S business, primarily for LNG tankers; and
•partially offset by a decrease of $876 million of cash paid at the Plaquemines Project.

Financing activities
Net cash from financing activities for the six months ended June 30, 2025 was $2.1 billion, a $1.8 billion, or 46%, decrease from $4.0 billion for the six months ended June 30, 2024.
The net decrease in cash inflows was primarily due to:
•a decrease in proceeds from project credit facilities of $3.4 billion due to proceeds from the Plaquemines Credit Facilities and CP2 Bridge Facilities of $1.3 billion during the six months ended June 30, 2025 as compared to $4.7 billion from the Plaquemines Credit Facilities during the same period in 2024;
•an increase in debt principal payments of $2.4 billion primarily due to the prepayment of $2.7 billion outstanding under the Plaquemines Construction Term Loan during the six months ended June 30, 2025, as compared to prepayments of $445 million primarily due to the prepayment of the Plaquemines Equity Bridge Facility during the six months ended June 30, 2024;
•an increase in payments of financing and issuance costs of $232 million, with no similar activity during the same period in 2024; and
•an increase in dividend payments and distributions of $203 million due primarily due to:
◦$135 million of dividends paid on the VGLNG Series A Preferred Shares with no similar activity during the same period in 2024; and
◦$80 million of dividends paid on the Company's outstanding common stock with no similar activity during the same period in 2024.
These net decreases to cash inflows were partially offset by:
•proceeds from the issuance of the VGPL 2033 Notes and VGPL 2035 Notes of $2.5 billion, with no similar activity during the same period in 2024; and

•proceeds from the issuance of Class A Common Stock of $1.8 billion in connection with our IPO in January 2025, with no similar activity during the same period in 2024.

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

Tariffs — The global trade landscape is currently highly volatile. Various countries have announced plans for and/or have already implemented new or modified tariffs. In April 2025, the United States announced broad reciprocal tariffs on imports from all countries. This included a 10% baseline tariff and higher country-specific tariffs. This resulted in some countries announcing additional retaliatory tariffs, or plans for retaliatory tariffs. Various bilateral trade negotiations are ongoing and additional negotiations may take place, any of which could result in further changes to country-specific trade policies and tariffs. For example, the United States announced a framework trade deal in July 2025 pursuant to which certain European Union goods entering the United States would be subject to a 15% tariff, and the European Union would commit to make $750 billion of strategic energy purchases, covering oil, LNG and nuclear technology, during President Trump’s term in office. There can be no assurance as to the outcome of any ongoing or additional negotiations, or as to the final terms of the trade deal with the European Union. The European Union is the largest provider of foreign-sourced equipment for our LNG construction projects by dollar value. Global economic uncertainty and any related reduction in economic activity or capital investment may slow growth in global GDP or lead to global recession. Accordingly, these tariffs and any retaliatory actions from other countries could have a material impact on our financial condition, results of operations and/or cash flows through reduced demand and competitiveness for both our long term and short term contract sales in countries that may be affected by those policies, and increased project costs for future imported equipment and materials. The Company continues to monitor this dynamic situation.

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

Capital markets and interest rates — Capital markets have experienced recent volatility and liquidity constraints due to uncertainty around the global economic impact of tariffs and inflation. Such volatility may adversely impact access to the market for corporate or project lending or lead to higher borrowing costs. We aim to mitigate our exposure to interest rate volatility through interest rate swaps, but we will not be able to mitigate all interest rate risk. Additionally, we may sometimes prioritize access to capital or capital recycling over interest rates when determining when to access capital markets.

Geopolitical

The future geopolitical environment is uncertain. Changes in the geopolitical environment could affect the demand and market prices for our products. This includes reduced demand globally for LNG should geopolitical uncertainty result in reduced global trade and economic activity, increased competition in European markets from the potential reintroduction of Russian sourced natural gas, implications of increased conflict and uncertainty in the Middle East, trade negotiations with customers in politically sensitive regions, potential selective sourcing of LNG by the People's Republic of China, and other potential implications. The Company continues to monitor the impact these trends and uncertainties could have on our financial condition, results of operations and/or cash flows.

Regulatory

Recent shifts in U.S. environmental and energy policy have resulted in increased opportunities to continue the development of our various projects. This includes the DOE lifting its pause on new authorizations to export LNG to non-FTA nations, the DOE's completion of the 2024 LNG export study and concluding that the authorizations of export of LNG from the US should resume and continue, the DOE's conditional approval of the CP2 Project in March 2025, the final approval of the CP2 Project by the FERC in May 2025, and the US Supreme Court ruling that federal district courts likely lack the authority to issue universal injunctions. While we cannot predict whether these trends will continue or whether our applications, approvals or permits will attract significant opposition in the permitting processes, we intend to continue to progress our projects through the various permitting and regulatory channels over their expected timelines. Any future significant changes in this trend could have a material impact on our financial condition, results of operations and/or cash flows.

Income Taxes

In July 2025, the One Big Beautiful Bill Act ("the Act") was signed into law in the U.S. The Act contains several provisions related to corporate income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017 and modifications to the international tax framework. The Company is currently evaluating the enacted legislation and will recognize the related tax impacts in the period of enactment.

Post-COD SPAs

The Calcasieu Project is involved in disputes and arbitration proceedings with certain of its post-COD SPA customers. Such customers are asserting, among other claims, that the Calcasieu Project was delayed in achieving COD under our post-COD SPAs. The remedies sought by these customers include damages ranging between $6.7 billion and $7.4 billion, rather than the termination of the post-COD SPA. These disputes are subject to the relevant seller aggregate liability cap of approximately $1.6 billion under the relevant post-COD SPAs. Certain of these customers are also disputing whether the liability limitations in the Calcasieu Project's post-COD SPAs are applicable, and therefore are claiming damages, including amounts in excess of the liability limitations. The Company expects a decision in one of the arbitration proceedings imminently. For further discussion, see Item 1A.—Risk Factors—Risks Relating to Regulation and Litigation—If we are unsuccessful in any current or potential future arbitration proceedings with customers, the amounts that we are required to pay may be substantial or certain of our post-COD SPAs may be terminated, which may lead to an acceleration of all our debt for the relevant project on our 2024 Form 10-K.

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

We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are involved, and in the future may become involved, in various claims, lawsuits, and other proceedings incidental to the ordinary course of our business from time to time. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

On February 17, 2025, a putative securities class action complaint naming Venture Global, our directors and certain of our officers was filed in the U.S. District Court for the Southern District of New York. The complaint asserts claims under Sections 11 and 15 of the Securities Act on behalf of a putative class of all persons and entities who purchased or otherwise acquired our Class A common stock pursuant and/or traceable to the registration statement for the IPO. It contends that certain statements made by the Company and certain of its officers and directors in the registration statement and prospectus for the IPO were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. The complaint was voluntarily dismissed with prejudice on April 24, 2025.

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

Further, on May 7, 2025, a putative shareholder derivative action complaint naming Venture Global, our directors, certain of our officers and certain of our underwriters was filed in the U.S. District Court for the Eastern District of Virginia. The complaint contends that certain statements made by the Company and certain of its officers and directors in the registration statement and prospectus for the IPO were allegedly false or misleading. The complaint asserts breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and aiding and abetting, and seeks unspecified damages for such breaches. Three additional putative shareholder derivative action complaints naming Venture Global, our directors, certain of our officers and certain of our underwriters, were filed in the U.S. District Court for the Southern District of New York on June 10, 2025, June 27, 2025 and June 30, 2025, respectively. Each of these three complaints contains substantially similar allegations to those described above. All four shareholder derivative action complaints have been stayed pending the outcome of securities class action complaint filed on April 15, 2025. The Company believes all of the foregoing claims are without merit and intends to defend itself vigorously.

ITEM 1A.     RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about purchases of our equity securities by affiliated purchasers as defined in Rule 10b-18 under the Exchange Act during the three months ended June 30, 2025.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2025 - April 30, 2025	—	$—	—	—
May 1, 2025 - May 31, 2025	—	—	—	—
June 1, 2025 - June 30, 2025	1,226	15.95	—	—
Total	1,226	$15.95	—	—
__________
(1)All such purchases during the three months ended June 30, 2025 occurred in open market transactions.

We did not purchase any of our equity securities during the three months ended June 30, 2025.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended June 30, 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1†	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2025)

3.2†	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2025)

4.1†	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on December 20, 2024)

10.1§	Third Amended and Restated Engineering, Procurement and Construction Agreement, dated as of April 7, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

10.2§	Amended and Restated Engineering, Procurement and Construction Agreement, dated as of April 7, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

10.3§
Indenture, dated as of April 21, 2025, by and between Venture Global Plaquemines LNG, LLC, as Issuer, Venture Global Gator Express, LLC, as the Guarantor, Regions Bank, as Trustee, and each guarantor that may become party thereto from time to time relating to the Issuer’s 7.50% Senior Secured Notes due 2033 and 7.75% Senior Secured Notes due 2035

10.4§
Consent and Amendment to the Common Terms Agreement and the Credit Facility Agreement, dated as of May 27, 2025, in respect of the Amended & Restated Common Terms Agreement, dated as of March 13, 2023 and the Amended and Restated Credit Facility Agreement, dated as of March 13, 2023

10.5§
Change Order No. 1, dated as of June 2 , 2025, to the Amended and Restated Engineering, Procurement and Construction Agreement, dated as of April 7, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

10.6§
Change Order No. 7, dated as of June 10, 2025, to the Third Amended and Restated Engineering, Procurement and Construction Agreement, dated as of April 7, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

10.7§	Amended and Restated Engineering, Procurement and Construction Agreement, dated as of June 13, 2025, by and between Venture Global CP2 LNG, LLC and Worley Field Services Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Incorporated by reference.
§	Portions of this exhibit have been omitted in compliance with Regulation S-K, Item 601(a)(6) and/or Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2025

VENTURE GLOBAL, INC.
By:	/s/ Jonathan Thayer
Name: Jonathan Thayer
Title: Chief Financial Officer (on behalf of the registrant and as principal financial officer)

By:	/s/ Sarah Blake
Name: Sarah Blake
Title: Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)