Form 10-Q
period 2025-09-30
Venture Global, Inc.
filed 2025-11-10
CIK 2007855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, the number of shares of the registrant’s Class A common stock outstanding was 479,506,138, and the number of shares of the registrant’s Class B common stock outstanding was 1,968,604,458.

GLOSSARY OF KEY TERMS

Unless otherwise indicated or the context otherwise requires, as used in this Form 10-Q:

◦Blackfin means Blackfin Pipeline, LLC, a joint venture between the Company, through its wholly-owned subsidiary Venture Global Midstream Holdings, LLC, and WhiteWater Development LLC, which is engaged in the development and construction of the Blackfin pipeline;
◦Blackfin Credit Facilities means the project financing obtained by Blackfin, consisting of a senior secured term loan facility, or the Blackfin TLB Facility, a senior secured construction term loan facility, or the Blackfin TLA Facility, and a senior secured working capital facility, or the Blackfin Working Capital Facility;
◦Blackfin pipeline, an approximately 3.3 Bcf/d natural gas pipeline system linking Colorado County to Jasper County in Texas under development by Blackfin;
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
◦commissioning or commissioning phase means, with respect to our LNG projects, the phase of development where our facilities undergo certain required performance and reliability testing, which includes: (i) the sequential start-up and testing of certain key equipment (e.g., liquefaction trains) as it is installed during construction and (ii) the testing and tuning of the full integrated LNG project after all key equipment and modules have passed their individual performance tests;
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
◦CP2 Holdings EBL Facilities means the secured equity bridge credit facilities, consisting of a $2.8 billion secured equity bridge credit facility, and a $191 million three-year secured interest reserve credit facility;

◦CP2 Holdings means CP2 LNG Holdings, LLC;
◦CP2 Procurement means CP2 Procurement, LLC;
◦CP2 Credit Facilities means project financing obtained by CP2, consisting of a senior secured construction term loan facility, or the CP2 Construction Term Loan, and a senior secured working capital facility, or the CP2 Working Capital Facility;
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
◦LNG Commissioning Sales Agreements means short- or mid-term sales agreements under which commissioning cargos are sold at prevailing market prices when executed;
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
◦NPNS means normal purchases and normal sales scope exception, a rule under GAAP;
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
◦VG Commodities means Venture Global Commodities, LLC;
◦VG Partners means Venture Global Partners II, LLC, our controlling shareholder;
◦VGCP means Venture Global Calcasieu Pass, LLC;
◦VGCP Senior Secured Notes means the VGCP 2029 Notes, VGCP 2030 Notes, VGCP 2031 Notes and VGCP 2033 Notes, collectively;
◦VGLNG or Venture Global LNG means Venture Global LNG, Inc.;
◦VGLNG Senior Secured Notes means the VGLNG 2028 Notes, VGLNG 2029 Notes, VGLNG 2030 Notes, VGLNG 2031 Notes and VGLNG 2032 Notes, collectively;
◦VGLNG Series A Preferred Shares means the three million shares of Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock issued by VGLNG;
◦VGPL means Venture Global Plaquemines LNG, LLC;
◦VGPL Senior Secured Notes means the VGPL 2033 Notes, VGPL 2034 Notes, VGPL 2035 Notes and VGPL 2036 Notes, collectively;
◦VIE means variable interest entity; and
◦Weighted average price of LNG volumes sold means contracted sales prices, generally consisting of a liquefaction fee and a commodity fee.

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
•our potential inability to enter into the necessary contracts to construct the second phase of the CP2 Project, the CP3 Project, the Delta Project, or any potential bolt-on expansion, on a timely basis or on terms that are acceptable to us;

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
•our current and potential involvement in disputes and legal proceedings, including the arbitrations and other proceedings currently pending against us and the possibility and magnitude of negative outcomes in any such dispute or proceeding and the potential impact thereof on our results of operations, liquidity and our existing contracts;
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

PART I

ITEM 1.        FINANCIAL STATEMENTS

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share information)
(unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$1,879	$3,608
Restricted cash	334	169
Accounts receivable	633	364
Inventory, net	227	171
Derivative assets	90	154
Prepaid expenses and other current assets	95	93
Total current assets	3,258	4,559
Property, plant and equipment, net	43,258	34,675
Right-of-use assets	760	602
Noncurrent restricted cash	1,329	837
Deferred financing costs	510	384
Noncurrent derivative assets	384	1,482
Other noncurrent assets	580	952
TOTAL ASSETS	$50,079	$43,491

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$947	$1,536
Accrued and other liabilities	2,120	1,816
Current portion of long-term debt, net	856	190
Total current liabilities	3,923	3,542
Long-term debt, net	31,743	29,086
Noncurrent operating lease liabilities	708	536
Deferred tax liabilities, net	2,024	1,637
Other noncurrent liabilities	860	794
Total liabilities	39,258	35,595

Commitments and contingencies (Note 14)

Redeemable stock of subsidiary	1,650	1,529
Equity
Venture Global, Inc. stockholders' equity
Class A common stock, par value $0.01 per share (477 million and 2,350 million shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	4	23
Class B common stock, par value $0.01 per share (1,969 million and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	20	—
Additional paid in capital	2,214	512
Retained earnings	3,694	2,611
Accumulated other comprehensive loss	(240)	(249)
Total Venture Global, Inc. stockholders' equity	5,692	2,897
Non-controlling interests	3,479	3,470
Total equity	9,171	6,367
TOTAL LIABILITIES AND EQUITY	$50,079	$43,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

REVENUE	$3,329	$926	$9,324	$3,448

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,388	272	3,866	937
Operating and maintenance expense	245	143	714	378
General and administrative expense	105	77	313	224
Development expense	53	156	292	511
Depreciation and amortization	218	89	701	229
Total operating expense	2,009	737	5,886	2,279

INCOME FROM OPERATIONS	1,320	189	3,438	1,169

OTHER INCOME (EXPENSE)
Interest income	27	53	121	187
Interest expense, net	(421)	(128)	(1,007)	(467)
Gain (loss) on interest rate swaps	(144)	(480)	(448)	70
Loss on financing transactions	(141)	(6)	(204)	(14)
Loss on foreign currency transactions	(4)	—	(4)	—
Total other income (expense), net	(683)	(561)	(1,542)	(224)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	637	(372)	1,896	945
Income tax expense (benefit)	87	(78)	354	189
NET INCOME (LOSS)	550	(294)	1,542	756

Less: Net income attributable to redeemable stock of subsidiary	44	37	121	107
Less: Net income attributable to non-controlling interests	10	15	26	44
Less: Dividends on VGLNG Series A Preferred Shares	67	1	202	1
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$429	$(347)	$1,193	$604

BASIC EARNINGS (LOSS) PER SHARE
Net income (loss) attributable to common stockholders per share—basic	$0.18	$(0.15)	$0.49	$0.26
Weighted average number of shares of common stock outstanding—basic(a)	2,433	2,350	2,418	2,350

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss) attributable to common stockholders per share—diluted	$0.16	$(0.15)	$0.45	$0.23
Weighted average number of shares of common stock outstanding—diluted(a)	2,641	2,350	2,639	2,577
____________
(a) See Note 1 – General for further discussion regarding the 4,520.3317-for-one forward stock split in connection with the Company's IPO.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

NET INCOME (LOSS)	$550	$(294)	$1,542	$756
Other comprehensive income
Cash flow hedges, net
Reclassification to earnings, net of income tax expense of $0, $1, $2 and $2, respectively	3	2	9	8
COMPREHENSIVE INCOME (LOSS)	553	(292)	1,551	764
Less: Comprehensive income attributable to redeemable stock of subsidiary	44	37	121	107
Less: Comprehensive income attributable to non-controlling interests	11	15	26	44
Less: Dividends on VGLNG Series A Preferred Shares	67	1	202	1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$431	$(345)	$1,202	$612

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2024	2,350	$23	—	$—	$512	$2,611	$(249)	$2,897	$3,470
Net income	—	—	—	—	—	396	—	396	83
Stock-based compensation	—	—	—	—	(17)	—	—	(17)	—
Subsidiary dividends and distributions	—	—	—	—	—	(68)	—	(68)	(82)
Other comprehensive income	—	—	—	—	—	—	3	3	—
Conversion of Class A common stock to Class B common stock	(1,969)	(20)	1,969	20	—	—	—	—	—
Issuance of Class A common stock, net	70	1	—	—	1,669	—	—	1,670	—
BALANCE AT MARCH 31, 2025	451	$4	1,969	$20	$2,164	$2,939	$(246)	$4,881	$3,471

Net income	—	—	—	—	—	368	—	368	68
Stock-based compensation	5	—	—	—	16	—	—	16	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	—	4	4	(1)
BALANCE AT JUNE 30, 2025	456	$4	1,969	$20	$2,180	$3,307	$(242)	$5,269	$3,536
Net income	—	—	—	—	—	429	—	429	77
Stock-based compensation	21	—	—	—	34	—	—	34	—
Dividends declared on common stock	—	—	—	—	—	(42)	—	(42)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(135)
Other comprehensive income	—	—	—	—	—	—	2	2	1
BALANCE AT SEPTEMBER 30, 2025	477	$4	1,969	$20	$2,214	$3,694	$(240)	$5,692	$3,479

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2023	2,350	$23	—	$—	$519	$1,228	$(260)	$1,510	$575
Net income	—	—	—	—	—	648	—	648	15
Stock-based compensation	—	—	—	—	(13)	—	—	(13)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(15)
Other comprehensive income	—	—	—	—	—	—	3	3	—
BALANCE AT MARCH 31, 2024	2,350	$23	—	$—	$506	$1,876	$(257)	$2,148	$575

Net income	—	—	—	—	—	303	—	303	14
Stock-based compensation	—	—	—	—	(4)	—	—	(4)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(14)
Other comprehensive income	—	—	—	—	—	—	3	3	—
BALANCE AT JUNE 30, 2024	2,350	$23	—	$—	$502	$2,179	$(254)	$2,450	$575
Net income (loss)	—	—	—	—	—	(346)	—	(346)	15
Stock-based compensation	—	—	—	—	6	—	—	6	—
Dividends declared on common stock	—	—	—	—	—	(160)	—	(160)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(15)
Other comprehensive income	—	—	—	—	—	—	2	2	—
Issuance of VGLNG Preferred Shares, net	—	—	—	—	—	—	—	—	2,900
BALANCE AT SEPTEMBER 30, 2024	2,350	$23	—	$—	$508	$1,673	$(252)	$1,952	$3,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended September 30,
	2025	2024

OPERATING ACTIVITIES
Net income	$1,542	$756
Adjustments to reconcile net income to net cash from operating activities:
(Gain) loss on derivatives, net	539	(70)
Cash from settlement of derivatives, net	994	160
Loss on financing transactions	204	14
Deferred taxes	350	186
Non-cash interest expense	101	55
Depreciation and amortization	701	229
Stock-based compensation	34	18
Changes in operating assets and liabilities:
Accounts receivable	(279)	169
Inventory	(56)	(129)
Prepaid expenses and other current assets	(9)	18
Accounts payable and accrued liabilities	345	51
Other, net	(11)	19
Net cash from operating activities	4,455	1,476

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,740)	(10,058)
Other investing activities	163	(378)
Net cash used by investing activities	(9,577)	(10,436)

FINANCING ACTIVITIES
Proceeds from issuance of debt	6,500	1,584
Proceeds from project credit facilities	4,890	5,410
IPO issuance of Class A common stock	1,750	—
Proceeds from issuance of VGLNG Series A Preferred Shares	—	3,000
Repayment of debt	(7,697)	(859)
Payments of financing and issuance costs	(898)	(95)
Payments of dividends and subsidiary distributions	(423)	(83)
Other financing activities	(72)	(234)
Net cash from financing activities	4,050	8,723

Net decrease in cash, cash equivalents and restricted cash	(1,072)	(237)
Cash, cash equivalents and restricted cash at beginning of period	4,614	5,872
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,542	$5,635

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

The Company sells LNG and is engaged in the operation, construction, and development of natural gas liquefaction and export facilities in North America ("LNG projects"). Each LNG project includes a liquefaction facility and export terminal and one or more associated pipelines that interconnect with several interstate and intrastate pipelines for delivery of natural gas into the associated liquefaction facility and export terminal. Our current LNG projects include the Calcasieu Project, the Plaquemines Project, the CP2 Project, the CP3 Project, and the Delta Project.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Venture Global, Inc. and its controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

Stock Split

On January 27, 2025, and in connection with the completion of its IPO, the Company effectuated an approximately 4,520.3317-for-one forward stock split of its Class A common stock. All Class A common stock share and per share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect the impact of the stock split. See Note 15 – Equity for further discussion of the IPO.

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

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restricted Cash

The following table summarizes the components of restricted cash:

	September 30, 2025	December 31, 2024

Current restricted cash
Debt service reserves	$190	$141
Other project reserves	144	28
Total current restricted cash	$334	$169

Noncurrent restricted cash
Construction reserves	$1,224	$611
Debt service reserves	105	226
Total noncurrent restricted cash	$1,329	$837

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024

Cash and cash equivalents	$1,879	$3,608
Current restricted cash	334	169
Noncurrent restricted cash	1,329	837
Cash, cash equivalents, and restricted cash per the condensed consolidated statements of cash flows	$3,542	$4,614

Note 3 – Revenue from Contracts with Customers

The Company has entered into numerous contracts for the sale of LNG to third-party customers. The Company's customers generally purchase LNG for a price which includes a fixed liquefaction fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable commodity fee per MMBtu of LNG indexed to Henry Hub. The fixed liquefaction fee component under the Company's post-COD SPAs is the amount owed to the Company regardless of a cancellation or suspension of LNG cargo deliveries by its customers. The variable commodity fee component is the amount generally payable to the Company only upon delivery of LNG. The Company's LNG sales agreements include provisions for contingent payments for non-performance, delays, or other damages, which may be due from the Company, and represent variable consideration. Any estimates for contingent payments are based on either the Company's best estimate of the most likely outcome or the expected value, depending on which method best predicts the total net consideration to which the Company will be entitled over the term of the LNG sales agreement. Payments, and estimates for contingent payments, are recognized as a reduction to the transaction price (as an adjustment to the fixed liquefaction fee) as LNG is delivered to customers over the term of the LNG sales agreement.

Liabilities associated with estimates for contingent payments are limited to any rights to payment from customers (i.e., for satisfied performance obligations) that are in excess of the recognized transaction price until the uncertainty around the obligation, including its value, is resolved. A liability is not recognized for estimates of contingent payments until the earlier of when consideration received from a customer exceeds the transaction price allocated to satisfied performance obligations, or a contingent payment becomes a fixed financial obligation.

LNG produced prior to the relevant project or phase thereof reaching COD is sold under short- or mid-term LNG Commissioning Sales Agreements at prevailing market prices when executed. LNG Commissioning Sales Agreements are contracted with customers through the Company's LNG projects and its DS&S business.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2025, the Calcasieu Project declared COD and commenced the sale of LNG to its customers under its post-COD SPAs. Under the post-COD SPAs, customers purchase LNG for a price consisting of a fixed liquefaction fee plus a variable commodity fee per MMBtu of LNG. The Calcasieu Project post-COD SPAs are delivered on a FOB basis, which means that the title to the LNG will transfer at the time our customers take delivery at our facility.

The following table summarizes the disaggregation of revenue earned from contracts with customers:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

LNG revenue	$3,309	$921	$9,269	$3,431
Other revenue	20	5	55	17
Total revenue	$3,329	$926	$9,324	$3,448

Transaction price allocated to future performance obligations

Because many of the Company's sales contracts have long-term durations, the Company is contractually entitled to significant future consideration which it has not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price, including variable consideration, that is allocated to performance obligations for legally enforceable sales agreements that have not yet been satisfied, excluding all performance obligations that are part of contracts that have an expected duration of one year or less (dollar amounts in billions):

	September 30, 2025
	Unsatisfied transaction price(a)	Weighted average recognition timing (in years)

LNG revenue	$270.8	19.6 years
_____________
(a)    A portion of the transaction price is based on the forecasted Henry Hub index as of period end.

Significant judgments were made when estimating the transaction price allocated to future performance obligations. These include i) the best estimate of when the Company's respective projects will reach COD and the post-COD SPAs will commence, which is currently expected to occur in 2026 and 2027 for the first and second phases of the Plaquemines Project, respectively, and 2029 for the first phase of the CP2 Project, and ii) reductions to the transaction price to reflect management's best estimate of variable consideration. This variable consideration relates to the five pending disputes with Calcasieu Project post-COD SPA customers who are asserting that the Calcasieu Project was delayed in declaring COD under the respective post-COD SPAs.

On October 8, 2025, the Company was notified that a partial final award had been issued in the arbitration proceedings with BP Gas Marketing Limited (“BP”). Remedies were not addressed in the partial final award and will be determined in a separate damages hearing. A final award is expected to be issued following the damages portion of the hearing. Based on the terms of the partial final award, the Company does not anticipate that the final award will be subject to the seller aggregate liability limitation in the BP post-COD SPA. The remedies sought by BP include damages in excess of $1.0 billion, as well as interest, costs and attorneys’ fees. Four of the Calcasieu Project's other customers are disputing whether the liability limitations in the Company's post-COD SPAs are applicable, and therefore are claiming damages, including amounts in excess of the liability limitations. The Company believes the disputes with these other customers are subject to the aggregate liability limitations of $765 million under the applicable post-COD SPAs.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Inventory

The following table summarizes the components of inventory:

	September 30, 2025	December 31, 2024

Spare parts and materials	$138	$89
LNG	33	36
LNG in-transit	41	36
Other	15	10
Total inventory	$227	$171

Note 5 – Property, Plant and Equipment

The following table presents the components of property, plant and equipment, net and their estimated useful lives (in years):

	Estimated useful life	September 30, 2025	December 31, 2024

Terminal and interconnected pipeline facilities(a)	7-47	$30,843	$18,698
Construction in progress	N/A	6,955	10,773
Advanced equipment and construction payments	N/A	4,790	4,733
LNG tankers	25	1,504	630
Other(b)	2-35	661	633
Total property, plant and equipment at cost		44,753	35,467
Accumulated depreciation		(1,495)	(792)
Total property, plant and equipment, net		$43,258	$34,675
____________
(a)    During the nine months ended September 30, 2025, the Company extended the probable remaining terms of certain land leases and therefore extended the estimated useful lives of the terminal assets previously constrained by the terms of the land lease to which they are affixed. This resulted in a $88 million reduction to depreciation expense, or $0.04 and $0.03 increase in basic and diluted earnings per share, respectively, for the three and nine months ended September 30, 2025. See Note 6 – Leases for further discussion.
(b)     Includes land, which does not depreciate, buildings, and finance lease assets. See Note 6 – Leases for further discussion.

During the nine months ended September 30, 2025, the CP2 Project was deemed probable of construction and completion. Subsequent costs associated with the development and construction of the terminal and associated pipeline, including capitalizable interest, have been capitalized as construction in progress or advanced equipment payments.

In May 2025 and July 2025, the Company acquired the remaining equity ownership interests in Kagami 1 and Kagami 2, respectively. The purchases of Kagami 1 and Kagami 2 were recognized prospectively as asset acquisitions of the LNG tankers named Venture Acadia and Venture Creole, respectively. See Note 7 – Equity Method Investments for further discussion.

During the nine months ended September 30, 2025, the Company recognized $62 million of net proceeds, after deducting the cost of feed gas, from Test LNG sales as a reduction to the cost basis of the Plaquemines Project LNG terminal.

As of September 30, 2025, $23.2 billion, which represents a portion of the Plaquemines Project's property, plant and equipment, has been placed in service in accordance with the applicable accounting guidance. The Plaquemines Project remains under construction and is undergoing its planned commissioning program to satisfy the requirements necessary for achieving commercial operations as defined under the applicable contracts. Costs associated with these efforts will be either capitalized or expensed in accordance with the applicable accounting guidance.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents depreciation expense recognized on the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Depreciation expense	$216	$87	$693	$224

Note 6 – Leases

Operating leases consist primarily of leased land, LNG tankers, and office space and facilities. Finance leases consist primarily of leased marine vessels and a bridge.

During the nine months ended September 30, 2025, the Company determined that it was reasonably certain to exercise certain options to renew various land leases thereby extending the probable remaining lease terms. This was recognized as a lease modification and resulted in an increase in right-of-use assets in exchange for operating lease liabilities of $88 million.

The following table presents the line item classification of right-of-use assets and lease liabilities on the condensed consolidated balance sheets:

	Line item	September 30, 2025	December 31, 2024

Right-of-use assets—operating	Right-of-use assets	$760	$602
Right-of-use assets—finance	Property, plant and equipment, net	285	279
Total right-of-use assets		$1,045	$881

Current operating lease liabilities	Accrued and other liabilities	$78	$81
Current finance lease liabilities	Accrued and other liabilities	9	10
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	708	536
Noncurrent finance lease liabilities	Other noncurrent liabilities	250	248
Total lease liabilities		$1,045	$875

The Company's lease costs are presented in various line items consistent with the underlying nature of the lease. The following table presents the components of total lease costs included in the condensed consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Operating lease cost	$37	$28	$98	$69
Finance lease cost	7	8	26	20
Total lease cost	$44	$36	$124	$89

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Equity Method Investments

The following table presents equity method investment ownership interests and carrying values:

	September 30, 2025		December 31, 2024
Equity method investment	Ownership interest	Carrying value(a)	Ownership interest	Carrying value

Kagami 1	100%	$—	39%	$164
Kagami 2	100%	—	39%	163
Total		$—		$327
_____________
(a)As of September 30, 2025, the LNG tankers held by Kagami 1 and Kagami 2 are recognized as property, plant and equipment. See Note 5 – Property, Plant and Equipment for further discussion.

Kagami Companies

In 2023, the Company began acquiring equity interests in Kagami 1 and Kagami 2. The Kagami Companies each purchased one LNG tanker. The equity method investments were recognized within other noncurrent assets and held by the DS&S reportable segment.

In May 2025 and July 2025, the Company completed the acquisitions of the full equity ownership interests in Kagami 1 and Kagami 2, respectively, through a series of transactions, for a total purchase price of $540 million. Prior to the acquisitions, Kagami 1 and Kagami 2 were VIEs in which the Company was not the primary beneficiary since it lacked the power to make significant decisions, and were accordingly recognized as equity method investments. See Note 5 – Property, Plant and Equipment for further discussion.

Note 8 – Accrued and Other Liabilities

Components of accrued and other liabilities included:

	September 30, 2025	December 31, 2024

Accrued construction and equipment costs	$714	$620
Accrued interest	427	361
Accrued natural gas purchases	487	267
Accrued compensation	218	191
Accrued dividends and distributions	—	95
Other	274	282
Total accrued and other liabilities	$2,120	$1,816

Note 9 – Asset Retirement Obligations

During the nine months ended September 30, 2025, the Company extended the probable remaining terms of certain land leases. In connection with the extension, the Company revised the estimated settlement dates for certain asset retirement obligations resulting in an aggregate reduction of $339 million to the corresponding asset and liability. The total obligation as of September 30, 2025, and December 31, 2024, was $199 million and $502 million, respectively. See Note 6 – Leases for further discussion.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Debt

The following table summarizes outstanding debt:

	Maturity	Interest rate	September 30, 2025	December 31, 2024

Fixed rate:
VGLNG Senior Secured Notes
VGLNG 2028 Notes	June 1, 2028	8.125%	$2,250	$2,250
VGLNG 2029 Notes(a)	February 1, 2029	9.500%	3,000	3,000
VGLNG 2030 Notes	January 15, 2030	7.000%	1,500	1,500
VGLNG 2031 Notes	June 1, 2031	8.375%	2,250	2,250
VGLNG 2032 Notes(b)	February 1, 2032	9.875%	2,000	2,000
VGCP Senior Secured Notes
VGCP 2029 Notes	August 15, 2029	3.875%	1,250	1,250
VGCP 2030 Notes	January 15, 2030	6.250%	1,000	1,000
VGCP 2031 Notes	August 15, 2031	4.125%	1,250	1,250
VGCP 2033 Notes	November 1, 2033	3.875%	1,250	1,250
VGPL Senior Secured Notes
VGPL 2033 Notes	May 1, 2033	7.500%	1,250	—
VGPL 2034 Notes	January 15, 2034	6.500%	2,000	—
VGPL 2035 Notes	May 1, 2035	7.750%	1,250	—
VGPL 2036 Notes	January 15, 2036	6.750%	2,000	—
Other fixed rate debt(c)	September 5, 2029	7.600%	84	84
Variable rate:
Calcasieu Pass Construction Term Loan			855	997
Plaquemines Construction Term Loan			5,701	12,635
Plaquemines Working Capital Facility			154	85
CP2 Construction Term Loan			100	—
CP2 Holdings EBL Facilities			3,000	—
Blackfin TLA Facility			54	—
Blackfin TLB Facility(d)			1,050	—
Total outstanding debt			33,248	29,551
Less: Unamortized debt discount, premium and issuance costs			(649)	(275)
Total outstanding debt, net			32,599	29,276
Less: Current portion of long-term debt, net			(856)	(190)
Total long-term debt, net			$31,743	$29,086
____________
(a)Issued at 100.167% of par.
(b)Issued at 99.661% of par.
(c)Secured by a first priority interest in corporate property.
(d)Issued at 99.500% of par.

Fixed rate debt

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

VGPL Senior Secured Notes

In April 2025, VGPL issued $2.5 billion aggregate principal amount of senior secured notes, which were issued in two series: (i) a series of 7.500% senior secured notes due 2033 in an aggregate principal amount of $1.25 billion (the "VGPL 2033 Notes") and (ii) a series of 7.750% senior secured notes due 2035 in an aggregate amount of $1.25 billion ("the VGPL 2035 Notes"). In July 2025, VGPL issued $4.0 billion aggregate principal amount of senior secured notes, which were issued in two series: (i) a series of 6.500% senior secured notes due 2034 in an aggregate principal amount of $2.0 billion (the “VGPL 2034 Notes”) and (ii) a series of 6.750% senior secured notes due 2036 in an aggregate principal amount of $2.0 billion (the “VGPL 2036 Notes”). In connection with the issuance of the VGPL Senior Secured Notes, Plaquemines incurred debt issuance costs of $134 million primarily related to lender fees which will be amortized over the term of the notes.

In connection with the issuances, VGPL settled a pro rata portion of its interest rate swaps that hedged the variable interest on the Plaquemines Credit Facilities for cash proceeds of $869 million. See Note 11 – Derivatives for further discussion. The net proceeds from the issuances and swap breakage proceeds were used to prepay $7.2 billion outstanding under the Plaquemines Construction Term Loan and to pay costs incurred in connection with the offerings. The prepayments were accounted for as partial extinguishments resulting in a $163 million loss on financing transactions during the nine months ended September 30, 2025.

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

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Variable rate debt — LNG projects

Below is a summary of committed credit facilities outstanding for our LNG projects as of September 30, 2025:

	Calcasieu Pass Credit Facilities(a)		Plaquemines Credit Facilities(b)		CP2 Credit Facilities(c)
	Calcasieu Pass Construction Term Loan	Calcasieu Pass Working Capital Facility	Plaquemines Construction Term Loan	Plaquemines Working Capital Facility	CP2 Construction Term Loan	CP2 Working Capital Facility	CP2 Holdings EBL Facilities(d)

Original facility size	$5,477	$300	$8,459	$1,100	$11,250	$850	$3,000
Incremental commitments	—	255	4,489	1,000	—	—	—
Less:
Outstanding balances	855	—	5,701	154	100	—	3,000
Commitments prepaid or terminated	4,622	—	7,247	—	—	—	—
Letters of credit issued	—	299	—	1,337	—	110	—
Available commitments	$—	$256	$—	$609	$11,150	$740	$—

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balances	SOFR +	SOFR +	SOFR +	SOFR +	SOFR +	SOFR +	SOFR +
	2.375% to 2.875%	2.375% to 2.875%	1.975% to 2.625%	1.975% to 2.625%	2.250% to 2.750%	2.250% to 2.750%	3.500%
	or	or	or	or	or	or	or
	base rate +	base rate +	base rate +	base rate +	base rate +	base rate +	base rate +
	1.375% to 1.875%	1.375% to 1.875%	0.875% to 1.375%	0.875% to 1.375%	1.250% to 1.750%	1.250% to 1.750%	2.500%
Commitment fees on undrawn balance	0.831%	1.006%	0.656%	0.656%	0.788% to 0.963%	0.788% to 0.963%	N/A
Maturity date	August 19, 2026	August 19, 2026	May 25, 2029	May 25, 2029	July 28, 2032	July 28, 2032	July 28, 2028
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
(d)CP2 Holdings as the borrower has pledged all its assets as collateral to secure its obligations under the CP2 Holdings EBL Facilities.

CP2 Bridge Facilities

In May 2025, CP2 as borrower, and CP2 Procurement and CP Express as guarantors, entered into the $3.0 billion CP2 Bridge Facilities, consisting of a $2.8 billion delayed draw bridge loan facility (the "CP2 Bridge Loan Facility") and a $175 million interest reserve facility (the "CP2 Interest Reserve Facility"). Borrowings under the CP2 Bridge Facilities bear interest at a set margin rate over the debt term, plus, at the Company's election, either a SOFR or base rate. The set margin rate for SOFR-based loans is 3.500% and the set margin rate for base rate loans is 2.500%. The Company also incurred commitment fees of 35% of the set margin rate on the undrawn available commitments of the CP2 Bridge Facilities. In connection with the issuance of the CP2 Bridge Facilities, CP2 incurred debt issuance costs of $95 million primarily related to lender fees which will be amortized over the term of the credit facility.

In July 2025, the Company prepaid in full the $1.1 billion outstanding balance under the CP2 Bridge Facilities using proceeds from the CP2 Holdings EBL Facilities entered into in connection with FID for the first phase of the CP2

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Project, discussed below. Of the total prepayment, $308 million was accounted for as a debt extinguishment and $777 million was accounted for as a debt modification. This resulted in the write-off of $25 million of previously capitalized deferred issuance costs and $16 million in fees paid to the extinguished lenders recognized as loss on financing transactions in the condensed consolidated statements of operations during the nine months ended September 30, 2025.

FID for the first phase of the CP2 Project

In July 2025, the first phase of the CP2 Project achieved FID and the Company obtained $15.1 billion in project financing. The Company, through its subsidiary CP2 Holdings, entered into the $3.0 billion CP2 Holdings EBL Facilities. Furthermore, CP2, as borrower, and CP2 Procurement and CP Express, as guarantors, entered into the $12.1 billion aggregate senior secured CP2 Credit Facilities. Additional details regarding these transactions follows.

CP2 Holdings EBL Facilities

In July 2025, CP2 Holdings, as borrower, entered into $3.0 billion aggregate secured credit facilities, consisting of a $2.8 billion secured equity bridge credit facility (the “CP2 Equity Bridge Facility”) and a $191 million three-year secured interest reserve credit facility (the “CP2 Interest Reserve Facility”, and together with the CP2 Equity Bridge Facility, the "CP2 Holdings EBL Facilities"). In connection with the issuance of the CP2 Holdings EBL Facilities, CP2 Holdings incurred debt issuance costs of $95 million primarily related to new and modified lender fees which are amortized over the term of the credit facility. A portion of the proceeds from the project financing was used to prepay the outstanding CP2 Bridge Facilities in full and pay costs incurred in connection with the project financing. The remaining proceeds from the project financing will be used to fund the costs of financing, developing, constructing, and placing in service the first phase of the CP2 Project.

The CP2 Holdings EBL Facilities are subject to mandatory prepayment provisions, including provisions which would require prepayment with the proceeds of additional indebtedness or prepayment upon receipt of certain net proceeds from the sale of commissioning cargos generated by the Plaquemines Project. The CP2 Holdings EBL Facilities can be voluntarily prepaid at any time without premium or penalty.

CP2 Credit Facilities

In July 2025, CP2, as borrower, and CP2 Procurement and CP Express, as guarantors, entered into $12.1 billion aggregate senior secured credit facilities, consisting of the $11.3 billion CP2 Construction Term Loan and the $850 million CP2 Working Capital Facility. In connection with the issuance of the CP2 Credit Facilities, CP2 incurred debt issuance costs of $460 million primarily related to lender fees which are amortized over the term of the credit facility. Proceeds from the CP2 Credit Facilities will be used to fund the costs of financing, developing, constructing, and placing in service the first phase of the CP2 Project.

The CP2 Credit Facilities can be voluntarily prepaid at any time without premium or penalty.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Variable rate debt — pipeline infrastructure projects

Below is a summary of committed credit facilities outstanding for the Company's pipeline infrastructure projects as of September 30, 2025:

Blackfin Credit Facilities(a)
	Blackfin TLA Facility	Blackfin TLB Facility	Blackfin Working Capital Facility

Original facility size	$425	$1,050	$75
Less:
Outstanding balances	54	1,050	—
Available commitments	$371	$—	$75

Priority ranking	Senior secured	Senior secured	Senior secured
Interest rate on outstanding balances	SOFR + 2.250%	SOFR + 3.000%	SOFR + 2.250%
	or	or	or
	base rate + 1.250%	base rate + 2.000%	base rate + 1.250%
Commitment fees on undrawn balance	0.438% to 0.875%	N/A	0.438% to 0.875%
Maturity date	September 29, 2030	September 29, 2032	September 29, 2030
____________
(a)Blackfin, as borrower, has pledged all its assets as collateral to secure its obligations under the Blackfin Credit Facilities.

Blackfin Credit Facilities

In September 2025, Blackfin, as borrower, entered into $1.6 billion aggregate senior secured facilities, consisting of a $1.1 billion secured term loan facility (the "Blackfin TLB Facility") and a $425 million secured construction term loan facility (the "Blackfin TLA Facility") and a $75 million secured revolving loan and letter of credit facility (the "Blackfin Working Capital Facility", and together with the Blackfin TLA Facility and the Blackfin TLB Facility, the "Blackfin Credit Facilities"). In connection with the issuance of the Blackfin Credit Facilities, Blackfin incurred debt issuance costs of $41 million primarily related to lender fees which will be amortized over the term of the credit facility. Proceeds from the Blackfin Credit Facilities were used to reimburse $859 million to VGLNG for prior expenditures related to the development and construction of the Blackfin pipeline, and pay certain costs incurred in connection with the project financing. The remaining proceeds will be used to fund a portion of the costs to develop, construct and manage the Blackfin pipeline.

The Blackfin Credit Facilities can be voluntarily prepaid at any time without penalty.

Interest expense on debt

The following table presents the total interest expense incurred on debt and other instruments:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Stated interest	$582	$503	$1,650	$1,375
Amortization of debt discounts, premiums and issuance costs	48	34	118	106
Other interest and fees	32	15	61	55
Total interest cost	662	552	1,829	1,536
Capitalized interest	(241)	(424)	(822)	(1,069)
Total interest expense, net	$421	$128	$1,007	$467

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Derivatives

Interest rate swaps

The Company has entered into interest rate swaps to mitigate its exposure to variability in interest payments associated with certain variable rate debt. None of the Company's interest rate swaps was designated as cash flow hedges as of September 30, 2025 or December 31, 2024.

During the nine months ended September 30, 2025, the Company settled a pro rata portion of the interest rate swaps associated with the Plaquemines Credit Facilities and received $869 million of cash proceeds. See Note 10 – Debt for further discussion.

The following table summarizes outstanding interest rate swaps:

						Outstanding notional
Debt instrument	Latest maturity		Receive variable rate	Pay fixed rate(d)	Maximum notional	September 30, 2025	December 31, 2024

Plaquemines Credit Facilities	2046	(a)	Compounding SOFR	2.46%	$4,633	$4,633	$8,089
Calcasieu Pass Credit Facilities	2036	(b)	Compounding SOFR	2.56%	831	831	969
CP2 Credit Facilities	2049	(c)	Compounding SOFR	4.04%	9,527	84	—
Total notional					$14,991	$5,548	$9,058
____________
(a)Subject to mandatory early termination provisions under which certain interest rate swaps will settle at fair value in May 2029.
(b)Subject to mandatory early termination provisions under which certain interest rate swaps will settle at fair value in August 2026.
(c)Subject to mandatory early termination provisions under which certain interest rate swaps will settle at fair value in July 2032.
(d)Represents a weighted-average fixed rate based on the maximum notional.

Natural gas supply contracts

The Company has entered into natural gas supply contracts for the supply of feed gas to the Calcasieu Project and the Plaquemines Project. Those natural gas supply contracts not designated or qualifying as NPNS are recognized as either derivative assets or liabilities and measured at fair value. None of the Company's natural gas supply contracts was designated as NPNS as of September 30, 2025.

None of the Company's natural gas supply contracts was designated as hedges as of September 30, 2025 or December 31, 2024.

The following table summarizes outstanding natural gas supply contracts recognized as derivatives (notional amount in millions of MMBtus):

	September 30, 2025		December 31, 2024
Natural gas supply contracts	Total notional	Latest maturity	Total notional	Latest maturity

Natural gas	3,365	2039	2,048	2031

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value and classification of derivatives on the condensed consolidated balance sheets:

	Balance sheet location	September 30, 2025	December 31, 2024

Assets
Interest rate swaps	Derivative assets	$70	$150
Natural gas supply contracts	Derivative assets	20	4
Interest rate swaps	Noncurrent derivative assets	359	1,459
Natural gas supply contracts	Noncurrent derivative assets	25	23
Total assets		$474	$1,636

Liabilities
Interest rate swaps	Accrued and other liabilities	$17	$1
Natural gas supply contracts	Accrued and other liabilities	38	12
Interest rate swaps	Other noncurrent liabilities	242	2
Natural gas supply contracts	Other noncurrent liabilities	95	12
Total liabilities		$392	$27

The following table presents the pre-tax effects of derivative instruments recognized in earnings:

		Three months ended September 30,		Nine months ended September 30,
	Line item	2025	2024	2025	2024

Natural gas supply contracts	Cost of sales	$(24)	$—	$91	$—
Interest rate swaps	Gain (loss) on interest rate swaps	(144)	(480)	(448)	70

The following table presents the gross and net fair value of outstanding derivatives:

	September 30, 2025			December 31, 2024
	Gross balance	Balance subject to netting	Net balance	Gross balance	Balance subject to netting	Net balance

Derivative assets	$477	$(3)	$474	$1,648	$(12)	$1,636
Derivative liabilities	(395)	3	(392)	(39)	12	(27)

Credit-risk related contingent features

Interest rate swaps

The interest rate swap agreements contain cross default provisions whereby if the Company were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle the outstanding derivative liability positions with its counterparties. As of September 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. The aggregate fair value of the Company's interest rate swap derivative instruments with credit-risk related contingent features in a net liability position was $259 million as of September 30, 2025.

Natural gas supply contracts

Certain natural gas supply contracts contain credit risk-related contingent features which stipulate that if the Company's credit ratings were to change, it could be required to provide additional collateral. As of September 30, 2025, the Company would not be required to post any collateral related to these contracts if the credit-risk related

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contingent features were triggered, as the delivery of the underlying commodity had not yet commenced. The aggregate fair value of the Company's natural gas supply contracts with credit-risk related contingent features in a net liability position was $62 million as of September 30, 2025.

Note 12 – Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis and indicates their levels within the fair value hierarchy:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Money market funds(a)	$347	$—	$—	$347	$1,373	$—	$—	$1,373
Interest rate swaps(b)	—	429	—	429	—	1,609	—	1,609
Natural gas supply contracts(b)	—	1	47	48	—	—	39	39
Total	$347	$430	$47	$824	$1,373	$1,609	$39	$3,021

Liabilities
Interest rate swaps(c)	$—	$259	$—	$259	$—	$3	$—	$3
Natural gas supply contracts(c)	—	15	121	136	—	3	33	36
Total	$—	$274	$121	$395	$—	$6	$33	$39
____________
(a)Included in cash and cash equivalents on the condensed consolidated balance sheets.
(b)Included in derivative assets and noncurrent derivative assets on the condensed consolidated balance sheets.
(c)Included in accrued and other liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

Interest rate swaps

The fair values of the Company's interest rate swaps associated with the Plaquemines Credit Facilities, the Calcasieu Pass Credit Facilities, and the CP2 Credit Facilities are classified as Level 2 and determined using a discounted cash flow method that incorporates observable inputs. The fair value calculation includes a credit valuation adjustment and forward interest rate curves for the same periods of the future maturity dates of the interest rate swaps. For further discussion, see Note 11 – Derivatives.

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

Due to the uncertainty surrounding these inputs, certain natural gas supply contracts are classified as Level 3 in the fair value hierarchy. Changes in these inputs can have a significant impact on the valuation of the Company's natural gas supply contracts, which can result in a significantly higher or lower estimated fair value. See Note 11 – Derivatives for further discussion.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes quantitative information for the unobservable inputs for Level 3 natural gas supply contracts as of September 30, 2025 (natural gas price amounts in dollars):

Valuation approach	Significant unobservable input	Range of significant unobservable input	Arithmetic average of significant unobservable input

Discounted cash flow	Forward natural gas price per MMBtu(a)	$1.62 to $5.34	$3.47
Option pricing model	Volatility	23.1% to 88.6%	30.5%
____________
(a)    At illiquid delivery locations.

The following table sets forth a reconciliation of changes in the fair value of derivative instruments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2025. There were no derivative instruments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2024.

Natural gas supply contracts

Beginning balance as of July 1, 2025	$(102)
Total realized and unrealized loss included in earnings	—
Settlements	27
Transfer out of Level 3	1
Ending balance as of September 30, 2025	$(74)

Unrealized gain included in earnings	$27

Natural gas supply contracts

Beginning balance as of January 1, 2025	$6
Total realized and unrealized loss included in earnings	(141)
Settlements	60
Transfer out of Level 3	1
Ending balance as of September 30, 2025	$(74)

Unrealized loss included in earnings	$(81)

Other financial instruments

The following table presents the fair value of outstanding debt instruments in the condensed consolidated balance sheets:

	Level	September 30, 2025	December 31, 2024

Fixed rate debt	1	$23,314	$16,085
Variable and other fixed rate debt(a)	2	10,993	13,801
____________
(a)    Carrying value approximates estimated fair value.

Note 13 – Income Taxes

The Company's provision for income taxes is based on an estimated annual effective tax rate, plus discrete items. The Company's effective tax rate was 13.7% and 18.7% for the three and nine months ended September 30, 2025, respectively, and was different from the statutory income tax rate due to a combination of factors including stock option windfall tax benefits, non-deductible expenses, and valuation allowance adjustments caused by a change in the realizability of certain deferred tax assets.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's effective tax rate was 21.0% and 20.0% for the three and nine months ended September 30, 2024, respectively, and was different from the statutory income tax rate due to a combination of factors including guaranteed payments to non-controlling interests and non-deductible expenses.

As of September 30, 2025, VGLNG and Calcasieu Holdings, subsidiaries of the Company, were under exam by the Internal Revenue Service for the 2022 tax year.

In July 2025, the One Big Beautiful Bill Act ("the Act") was signed into law in the U.S. The Act contains several provisions related to corporate income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017 and modifications to the international tax framework. The changes introduced by the Act did not have a material impact on the Company’s annual effective tax rate for 2025.

Note 14 – Commitments and Contingencies

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company. This could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2025.

Disputes with certain customers under the Calcasieu Project's post-COD SPAs are accounted for under ASC 606, Revenue from Contracts with Customers. See Note 3 – Revenue from Contracts with Customers for discussion of certain disputes with customers.

Credit arrangements

The Company has entered into certain credit arrangements to secure the transportation of natural gas. As of September 30, 2025, the maximum undiscounted potential exposure associated with these arrangements was $110 million. This amount is not currently recognized as a liability on our condensed consolidated balance sheet. To date, no amounts have been drawn against these arrangements.

Note 15 – Equity

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

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Grants have a 10-year contractual term and vest in equal quarterly installments over a four-year period. The total number of shares of Class A common stock authorized for issuance under the Omnibus Incentive Plan, including the IPO Grants, is approximately 172 million, and is subject to annual automatic evergreen increases thereafter.

Preferred and common stock

The Company's Class A common stock has one vote per share and its Class B common stock has ten votes per share. The par value of the Class A common stock and the Class B common stock is $0.01 per share. The following table summarizes the number of shares of the Company's preferred stock and common stock authorized for issuance:

	September 30, 2025	December 31, 2024

Preferred stock	200	1
Class A common stock	4,400	4,520
Class B common stock	3,000	1

Dividends

On September 9, 2025, the Company's board of directors declared a dividend of $0.02 per share to holders of its outstanding common stock, which was paid on September 30, 2025 in the amount of $42 million.

In September 2024, the Company's board of directors declared the payment of cash dividends to holders of the Company's outstanding common stock in an aggregate amount of $160 million that were paid on a pro rata basis in four equal installments of $40 million over four consecutive calendar quarters on the last business day of each such calendar quarter, commencing on September 30, 2024.

Note 16 – Redeemable Stock of Subsidiary

The following table summarizes the change in redeemable stock of subsidiary on the condensed consolidated balance sheets:

	Three months ended September 30,
	2025	2024

Beginning balance as of July 1	$1,606	$1,455
Paid-in-kind distributions(a)	44	37
Ending balance as of September 30, 2025	$1,650	$1,492

	Nine months ended September 30,
	2025	2024

Beginning balance as of January 1	$1,529	$1,385
Paid-in-kind distributions(a)	121	107
Ending balance as of September 30, 2025	$1,650	$1,492
____________
(a)Presented as net income attributable to redeemable stock of subsidiary on the condensed consolidated statements of operations.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2025, the Calcasieu Project declared COD. Following COD of the Calcasieu Project through August 19, 2027, no distributions of available cash are permitted from Calcasieu Funding to Venture Global or its affiliates until all accrued distributions on the CP Funding Redeemable Preferred Units have been fully settled in cash. Further, on and after August 19, 2027, no distributions of available cash will be permitted from Calcasieu Funding to Venture Global or its affiliates until the CP Funding Redeemable Preferred Units have been fully redeemed in cash. In this context, available cash means funds in excess of cash deemed necessary by management to fund the Calcasieu Project's operating costs, including debt service requirements, during the relevant period. As of September 30, 2025, the CP Funding Redeemable Preferred Units had a redemption value of $1.7 billion of which $750 million was related to accrued distributions.

Note 17 – Non-Controlling Interests

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

During the three and nine months ended September 30, 2025, the Company accumulated $67 million, or $22.50 per share, and $202 million, or $67.50 per share, respectively, of dividends on the VGLNG Series A Preferred Shares. During the three and nine months ended September 30, 2025, the Company declared and paid $135 million, or $45.00 per share, and $270 million, or $90.00 per share, respectively. The balance of accumulated but undeclared dividends was $1 million, or $0.25 per share and $68 million, or $22.75 per share, as of September 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes the changes in the third-party ownership in the net assets of Calcasieu Holdings:

	Three months ended September 30,
	2025	2024

Beginning balance as of July 1	$572	$575
Net income attributable to non-controlling interests	10	15
Other comprehensive income	1	—
Distributions	—	(15)
Ending balance as of September 30, 2025	$583	$575

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30,
	2025	2024

Beginning balance as of January 1	$575	$575
Net income attributable to non-controlling interests	26	44
Distributions	(18)	(44)
Ending balance as of September 30, 2025	$583	$575

Note 18 – Earnings (Loss) per Share

Earnings (Loss) per share is calculated using the two-class method and presented on a combined basis since the Class A common stock and the Class B common stock have identical rights and privileges, except for voting rights. The following table sets forth the computation of net income (loss) per share attributable to the Class A and the Class B common stock outstanding (amounts in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net income (loss)	$550	$(294)	$1,542	$756
Less: Net income attributable to redeemable stock of subsidiary	44	37	121	107
Less: Net income attributable to non-controlling interests	10	15	26	44
Less: Dividends on VGLNG Series A preferred shares	67	1	202	1
Net income (loss) attributable to common stockholders	$429	$(347)	$1,193	$604

Weighted average shares of common stock outstanding
Basic	2,433	2,350	2,418	2,350
Dilutive stock options outstanding	208	—	221	227
Diluted	2,641	2,350	2,639	2,577
Net income (loss) attributable to common stockholders per share—basic(a)	$0.18	$(0.15)	$0.49	$0.26
Net income (loss) attributable to common stockholders per share—diluted(a)	$0.16	$(0.15)	$0.45	$0.23
____________
(a)    Earnings (Loss) per share may not recalculate exactly due to rounding.

As of September 30, 2025, 14 million outstanding stock options to purchase the Company's Class A common stock were excluded from the calculation of diluted net income attributable to common stockholders for the three and nine months ended September 30, 2025, because their effect would have been anti-dilutive.

As of September 30, 2024, 223 million and 1 million outstanding stock options to purchase the Company's Class A common stock were excluded from the calculation of diluted net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2024, respectively, because their effect would have been anti-dilutive.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Supplemental Cash Flow Information

The following table sets forth supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2025	2024

Accrued purchases of property, plant and equipment	$1,661	$1,863
Cash paid for interest, net of amounts capitalized	728	292
Conversion of equity method investment to property, plant and equipment	327	319
Accrued dividends and distributions	—	135
Paid-in-kind distribution on redeemable stock of subsidiary	121	107
Right-of-use assets in exchange for new finance lease liabilities	6	178
Right-of-use assets in exchange for new operating lease liabilities	224	180
Asset retirement obligation additions	17	56
Cash paid for operating leases	98	58
Conversion of mitigation credits to property, plant and equipment	30	—
Accrued financing and issuance costs	4	40
Cash paid for income taxes	1	9

Note 20 – Segment Information

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

The following tables present financial information by segment, including significant segment expenses regularly provided to the CODM, and a reconciliation of segment income (loss) from operations to income (loss) before income tax expense on the condensed consolidated statements of operations for the periods indicated.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30, 2025
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$711	$2,525	$—	$688	$(595)	$3,329

Operating expense
Cost of sales	463	973	—	556	(604)	1,388
Operating and maintenance expense	82	99	10	61	(7)	245
General and administrative expense	3	16	13	2	71	105
Development expense	—	13	22	—	18	53
Depreciation and amortization	46	142	—	13	17	218
Total operating expense	594	1,243	45	632	(505)	2,009

Income (loss) from operations	$117	$1,282	$(45)	$56	$(90)	$1,320
Interest income						27
Interest expense, net						(421)
Loss on interest rate swaps						(144)
Loss on financing transactions						(141)
Loss on foreign currency transactions						(4)
Income before income tax expense						$637

	Three months ended September 30, 2024
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$1,024	$—	$—	$29	$(127)	$926

Operating expense
Cost of sales	297	—	—	28	(53)	272
Operating and maintenance expense	105	26	—	26	(14)	143
General and administrative expense	4	16	4	5	48	77
Development expense	1	14	101	—	40	156
Depreciation and amortization	77	1	1	5	5	89
Total operating expense	484	57	106	64	26	737

Income (loss) from operations	$540	$(57)	$(106)	$(35)	$(153)	$189
Interest income						53
Interest expense, net						(128)
Loss on interest rate swaps						(480)
Loss on financing transactions						(6)
Loss before income tax expense						$(372)

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30, 2025
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$3,284	$5,806	$1	$1,657	$(1,424)	$9,324

Operating expense
Cost of sales	1,595	2,395	—	1,317	(1,441)	3,866
Operating and maintenance expense	300	264	10	157	(17)	714
General and administrative expense	11	47	34	4	217	313
Development expense	—	32	193	—	67	292
Depreciation and amortization	176	450	—	27	48	701
Total operating expense	2,082	3,188	237	1,505	(1,126)	5,886

Income (loss) from operations	$1,202	$2,618	$(236)	$152	$(298)	$3,438
Interest income						121
Interest expense, net						(1,007)
Loss on interest rate swaps						(448)
Loss on financing transactions						(204)
Loss on foreign currency transactions						(4)
Income before income tax expense						$1,896

	Nine months ended September 30, 2024
	Calcasieu Project	Plaquemines Project	CP2 Project	DS&S	Corporate, other and eliminations	Total

Revenue	$3,546	$—	$—	$29	$(127)	$3,448

Operating expense
Cost of sales	964	—	—	28	(55)	937
Operating and maintenance expense	296	73	—	28	(19)	378
General and administrative expense	11	47	12	13	141	224
Development expense	5	41	383	1	81	511
Depreciation and amortization	204	2	1	5	17	229
Total operating expense	1,480	163	396	75	165	2,279

Income (loss) from operations	$2,066	$(163)	$(396)	$(46)	$(292)	$1,169
Interest income						187
Interest expense, net						(467)
Gain on interest rate swaps						70
Loss on financing transactions						(14)
Income before income tax expense						$945

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Capital expenditures		Total assets
	Nine months ended September 30,		September 30,	December 31,
	2025	2024	2025	2024

Calcasieu Project	$72	$184	$6,830	$7,181
Plaquemines Project	4,783	7,077	26,285	24,627
CP2 Project	2,835	1,386	8,684	3,643
DS&S	545	97	2,115	1,473
Corporate, other and eliminations	1,569	1,512	6,165	6,567
Total	$9,804	$10,256	$50,079	$43,491

Note 21 – Recent Accounting Pronouncements

The following table provides a description of recently issued accounting pronouncements that have not yet been adopted as of September 30, 2025. Accounting pronouncements not listed below were assessed and determined to not have a material impact to the condensed consolidated financial statements.

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

Note 22 – Subsequent Events

In October 2025, the Company was notified that a partial final award had been issued in the arbitration proceedings with BP. See Note 3 – Revenue from Contracts with Customers for further discussion.

On November 7, 2025, VGLNG entered into a revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior secured revolving credit facility (the “VGLNG Facility”) under which VGLNG may borrow up to $2.0 billion with the option to increase the commitments or establish one or more incremental term facilities under the Credit Agreement in an amount that, together with all loans and unfunded commitments outstanding under the Credit Agreement, shall not exceed 7.500% of the consolidated total assets of VGLNG. The Credit Agreement and all borrowings thereunder will mature on November 7, 2030. The potential proceeds from

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

future borrowings under the VGLNG Facility are available to be used for general corporate purposes of VGLNG and its subsidiaries. No borrowings were made under the VGLNG Facility on the signing date.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements and the accompanying notes thereto, included in Item 1.—Financial Statements of this Form 10-Q, and discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2024 Form 10-K. In addition to historical condensed consolidated financial information, this Form 10-Q contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in the Cautionary Statement on Forward Looking Statements in this Form 10-Q and elsewhere in Item 1A.—Risk Factors of our 2024 Form 10-K. Except for per share, per MMBtu, volumetric amounts, or as otherwise specified, dollar amounts presented within tables are stated in millions.

Executive Summary

Our Financial Results.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Income from operations	$1,320	$189	$3,438	$1,169

LNG volumes exported
Cargos	100	31	252	107
TBtu	371.8	110.4	936.3	384.0

LNG volumes sold (TBtu)	373.0	100.0	930.5	373.0
Weighted average price of LNG volumes sold (per MMBtu)
Fixed liquefaction fee	$5.38	$6.67	$6.23	$6.76
Commodity fee	3.54	2.54	3.86	2.44
Weighted average price of LNG volumes sold	$8.92	$9.21	$10.09	$9.20

Our income from operations for the three months ended September 30, 2025 increased compared to the corresponding period in the prior year primarily due to higher sales volumes at our Plaquemines Project from the commencement of LNG production in December 2024 and continued ramp up of LNG production during 2025, partially offset by lower weighted average LNG sales prices at the Calcasieu Project due to the commencement of LNG sales under its post-COD SPAs and the higher cost of feed gas.

Our income from operations for the nine months ended September 30, 2025 increased compared to the corresponding period in the prior year primarily due to higher sales volumes at our Plaquemines Project from the commencement of LNG production in December 2024 and continued ramp up of LNG production during 2025 and higher weighted average LNG sales prices at the Calcasieu Project prior to COD in April 2025 offset by lower LNG sales prices after COD in April 2025, partially offset by the higher cost of feed gas.

Our LNG Projects

Calcasieu Project. Our initial LNG export facility declared COD and commenced the sale of LNG to its customers under our post-COD SPAs on April 15, 2025. Prior to COD, the Calcasieu Project sold LNG under LNG Commissioning Sales Agreements. In August 2025, the DOE approved our request to increase the authorized level of LNG exports from the Calcasieu Project to Non-FTA Nations from 12.0 mtpa to 12.4 mtpa.

	Calcasieu Project
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

LNG volumes exported
Cargos	36	31	108	107
TBtu	133.0	110.4	399.2	384.0

LNG volumes sold (TBtu)	133.0	111.1	398.4	384.1
Weighted average price of LNG volumes sold (per MMBtu)
Fixed liquefaction fee	$1.76	$6.67	$4.29	$6.76
Commodity fee	3.53	2.51	3.90	2.43
Weighted average price of LNG volumes sold	$5.29	$9.18	$8.19	$9.19

Plaquemines Project. Production and sales of LNG from our second LNG export facility increased during the period while physical construction and the commissioning program of the project continued to advance. During the nine months ended September 30, 2025, we incurred $3.3 billion of project costs, the majority of which were capitalized, and we placed an additional $11.7 billion of assets in service in accordance with the applicable accounting guidance.

	Plaquemines Project
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

LNG volumes exported
Cargos	64	—	144	—
TBtu	238.8	—	537.1	—

LNG volumes sold (TBtu)	245.6	—	543.8	—
Weighted average price of LNG volumes sold (per MMBtu)
Fixed liquefaction fee	$6.79	$—	$6.99	$—
Commodity fee	3.52	—	3.82	—
Weighted average price of LNG volumes sold	$10.31	$—	$10.81	$—

CP2 Project. In June 2025, we commenced site work on the first phase of our third LNG export facility, following receipt of final approval and notices to proceed with on-site construction from the FERC. In October 2025, CP2 received the final authorization from the DOE to export LNG to Non-FTA Nations. During the nine months ended September 30, 2025, we incurred $4.0 billion of project costs primarily associated with equipment procurement, off-site manufacturing work, and engineering and design, of which $3.8 billion was capitalized and $193 million was expensed.
In April 2025 and July 2025, CP2 entered into two SPAs for an additional 3.0 mtpa of LNG and increased the volumes sold under two existing SPAs by a combined 1.25 mtpa of LNG, increasing the total mtpa contracted for sale from the CP2 Project under long term post-COD SPAs from 9.25 mtpa as of December 31, 2024 to 13.5 mtpa of LNG as of September 30, 2025.

Our Strategic Developments. We took delivery of the Venture Acadia, Venture Creole, and Venture Pelican LNG tankers during the nine months ended September 30, 2025. This brought our total owned fleet of LNG tankers to five with an additional four LNG tankers that we have contracted to construct. In 2025, we used our LNG tankers to transport 38 cargos from our LNG facilities.
In April 2025, the FERC approved our request to enter into the FERC's pre-filing environmental review process for the planned additional facilities at the Plaquemines Project for 18.6 mtpa of incremental bolt-on expansion peak production capacity (the "Plaquemines Expansion Project"). In May 2025, we submitted a request to the FERC to increase the capacity for the Plaquemines Expansion Project from 18.6 mtpa to 24.8 mtpa. In June 2025, we withdrew our Delta Project from the FERC pre-filing environmental review process to focus on the Plaquemines Expansion Project.
In November 2025, we entered into a 20-year SPA with Naturgy of Spain for the sale of 1.0 mtpa of LNG from the second phase of the CP2 Project. Additionally, we entered into a 20-year SPA with Atlantic-SEE LNG Trade of Greece for the sale of a minimum of 0.5 mtpa of LNG commencing in 2030.

Our Sources of Capital. In January 2025, we completed our IPO, issuing 70 million shares of our Class A common stock at a public offering price of $25.00 per share for total net proceeds of $1.7 billion. In connection with the IPO, we effectuated a 4,520.3317-for-one forward stock split of our Class A common stock.
In April 2025 and July 2025, VGPL issued $2.5 billion and $4.0 billion, respectively, of aggregate senior secured notes, and concurrently settled a pro rata portion of its interest rate swaps for aggregate cash proceeds of $869 million. Net proceeds from these issuances and the swap breakage proceeds were used to prepay $7.2 billion of principal outstanding under the Plaquemines Construction Term Loan.
In May 2025, CP2 entered into the CP2 Bridge Facilities totaling $3.0 billion. The net proceeds from the CP2 Bridge Facilities were used to fund a portion of the development and construction costs, including interest, of the CP2 Project prior to closing the full project debt and equity financing for the first phase of the CP2 Project.
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
In September 2025, Blackfin entered into the Blackfin Credit Facilities totaling $1.6 billion. Proceeds from the Blackfin Credit Facilities were used to reimburse $859 million to VGLNG for prior expenditures related to the development and construction of the Blackfin pipeline, and pay certain costs incurred in connection with the project financing. The remaining proceeds will be used to fund a portion of the costs to develop, construct and manage the Blackfin pipeline.

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table shows a summary of our results of operations for the periods indicated:

	Three months ended September 30,		Change
	2025	2024	($)	(%)

REVENUE	$3,329	$926	$2,403	260%

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,388	272	1,116	NM
Operating and maintenance expense	245	143	102	71%
General and administrative expense	105	77	28	36%
Development expense	53	156	(103)	(66)%
Depreciation and amortization	218	89	129	145%
Total operating expense	2,009	737	1,272	173%

INCOME FROM OPERATIONS	1,320	189	1,131	NM

OTHER INCOME (EXPENSE)
Interest income	27	53	(26)	(49)%
Interest expense, net	(421)	(128)	(293)	229%
Loss on interest rate swaps	(144)	(480)	336	(70)%
Loss on financing transactions	(141)	(6)	(135)	NM
Loss on foreign currency transactions	(4)	—	(4)	NM
Total other income (expense), net	(683)	(561)	(122)	22%

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	637	(372)	1,009	NM
Income tax expense (benefit)	87	(78)	165	NM
NET INCOME (LOSS)	550	(294)	844	NM

Less: Net income attributable to redeemable stock of subsidiary	44	37	7	19%
Less: Net income attributable to non-controlling interests	10	15	(5)	(33)%
Less: Dividends on VGLNG Series A Preferred Shares	67	1	66	NM
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$429	$(347)	$776	NM
____________
NM    Percentage not meaningful.

Revenue
Revenue was $3.3 billion for the three months ended September 30, 2025, a $2.4 billion, or 260%, increase from $926 million for the three months ended September 30, 2024. This increase was primarily due to $2.9 billion from higher LNG sales volumes, primarily at the Plaquemines Project. All of the Calcasieu Project facility assets and a portion of the Plaquemines Project facility assets were in service from an accounting perspective and generating revenue for the three months ended September 30, 2025, as compared to only the Calcasieu Project facility assets being in service from an accounting perspective and therefore generating revenue for the three months ended September 30, 2024. This increase was partially offset by lower LNG sales prices of $517 million at the Calcasieu Project due to the commencement of LNG sales under its post-COD SPAs in April 2025.

The gross proceeds, before deducting the cost of natural gas, attributable to Test LNG sales generated prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as revenue, were $18 million for the three months ended September 30, 2025.
Operating Expense
Cost of Sales
Cost of sales was $1.4 billion for the three months ended September 30, 2025, a $1.1 billion increase from $272 million for the three months ended September 30, 2024. This increase was primarily due to $1.0 billion from higher LNG sales volumes, primarily at the Plaquemines Project. All of the Calcasieu Project facility assets and a portion of the Plaquemines Project facility assets were in service from an accounting perspective and incurring cost of sales for the three months ended September 30, 2025, as compared to only the Calcasieu Project facility assets being in service from an accounting perspective for the three months ended September 30, 2024. Cost of sales further increased $128 million due to higher costs for the purchase of feed gas at the Calcasieu Project. These increases were partially offset by a $24 million favorable change in the fair value of our natural gas supply contracts.
The costs attributable to the production of Test LNG sales, primarily consisting of the cost of feed gas, incurred prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as cost of sales, was $7 million for the three months ended September 30, 2025.
Operating and Maintenance Expense

Operating and maintenance expense was $245 million for the three months ended September 30, 2025, a $102 million, or 71%, increase from $143 million for the three months ended September 30, 2024. This increase was primarily due to $73 million in higher operating costs in support of the ramp up of LNG production at the Plaquemines Project primarily due to an increase in non-capitalizable personnel costs, commissioning work, and operational insurance costs, as well as a $35 million increase in operating costs primarily for our LNG tankers. These were partially offset by a decrease of $23 million in operating costs at the Calcasieu Project primarily due to lower commissioning and remediation work and legal costs.

General and Administrative Expense
General and administrative expense was $105 million for the three months ended September 30, 2025, a $28 million, or 36%, increase from $77 million for the three months ended September 30, 2024. This increase was primarily due to increased personnel costs of $14 million due to compensation increases and higher employee headcount.
Development Expense

Development expense was $53 million for the three months ended September 30, 2025, a $103 million, or 66%, decrease from $156 million for the three months ended September 30, 2024. This decrease was primarily due to lower development costs that were expensed of $79 million for the CP2 Project, which was deemed probable during the nine months ended September 30, 2025, and $26 million for our pipeline infrastructure projects primarily related to the Blackfin pipeline, which was deemed probable in the second half of 2024, resulting in the capitalization of more of the costs for the projects.

Depreciation and Amortization

Depreciation and amortization was $218 million for the three months ended September 30, 2025, a $129 million, or 145%, increase from $89 million for the three months ended September 30, 2024. This increase was primarily attributable to an increase of $141 million due to placing $23.2 billion of property, plant and equipment at the Plaquemines Project in service from an accounting perspective as of September 30, 2025 compared to no

Plaquemines Project assets being depreciated as of September 30, 2024. This increase was partially offset by a decrease of $31 million at the Calcasieu Project primarily due to an extension of the estimated useful lives of certain LNG facility assets in 2025.

Income from Operations

Income from operations was $1.3 billion for the three months ended September 30, 2025, a $1.1 billion increase from $189 million for the three months ended September 30, 2024. This increase was primarily the result of higher sales volumes, primarily at the Plaquemines Project, and decreased development expense, partially offset by lower weighted average LNG sales prices at the Calcasieu Project subsequent to COD in April 2025, higher cost of feed gas, and higher depreciation expense, as discussed above.

Other Income or Expense

Interest Income

Interest income was $27 million for the three months ended September 30, 2025, a $26 million, or 49%, decrease from $53 million for the three months ended September 30, 2024. This decrease was primarily due to lower average cash balances and interest rates during the three months ended September 30, 2025, compared to the same period in 2024.

Interest Expense, Net

Interest expense, net was $421 million for the three months ended September 30, 2025, a $293 million, or 229%, increase from $128 million for the three months ended September 30, 2024. This increase was primarily due to higher non-capitalizable interest costs due to placing a portion of the Plaquemines Project assets in service in accordance with the applicable accounting guidance and an increase in our outstanding debt.

Loss on Interest Rate Swaps

Loss on interest rate swaps was $144 million for the three months ended September 30, 2025, a $336 million, or 70%, decrease from $480 million for the three months ended September 30, 2024. This decrease was primarily due to smaller decreases in the forward interest rate curves during the three months ended September 30, 2025, as compared to the same period in 2024, resulting in the following:
•a $467 million favorable change on the Plaquemines Project interest rate swaps, which were partially settled during the three months ended September 30, 2025; and
•a $21 million favorable change on the Calcasieu Project interest rate swaps; partially offset by
•a loss of $153 million on the CP2 Project interest rate swaps, which were entered into in 2025.

Loss on Financing Transactions

Loss on financing transactions was $141 million for the three months ended September 30, 2025, a $135 million increase from $6 million for the three months ended September 30, 2024. This increase was due to the write-off of debt issuance costs associated with the partial prepayment of the Plaquemines Construction Term Loan and the prepayment of CP2 Bridge Facilities during the three months ended September 30, 2025, as compared to the write-off of debt issuance costs associated with the full prepayment of the Plaquemines Equity Bridge Facility during the three months ended September 30, 2024.

Loss on Foreign Currency Transactions

Loss on foreign currency transactions was $4 million for the three months ended September 30, 2025.

Income (Loss) before Income Tax Expense (Benefit)

Income before income tax expense was $637 million for the three months ended September 30, 2025, a $1.0 billion increase from a loss before income tax benefit of $372 million for the three months ended September 30, 2024. This increase was primarily the result of higher income from operations and a favorable change in the fair value of interest rate swaps, partially offset by higher interest expense and loss on financing transactions, as discussed above.

Income Tax Expense (Benefit)

Income tax expense was $87 million for the three months ended September 30, 2025, a $165 million increase from an income tax benefit of $78 million for the three months ended September 30, 2024. This was primarily driven by an increase in income before income tax expense, discussed above. Our effective tax rate was 13.7% for the three months ended September 30, 2025, as compared to 21.0% for the three months ended September 30, 2024. The 2025 effective tax rate was different from the statutory income tax rate primarily due to the recognition of stock option windfall tax benefits.

Net Income (Loss)

Net income was $550 million for the three months ended September 30, 2025, a $844 million increase from a net loss of $294 million for the three months ended September 30, 2024. This increase was primarily the result of an increase in income before income tax expense, partially offset by higher income tax expense, as discussed above.

Net Income Attributable to Redeemable Stock of Subsidiary

Net income attributable to redeemable stock of subsidiary was $44 million for the three months ended September 30, 2025, a $7 million, or 19%, increase from $37 million for the three months ended September 30, 2024. This increase was from higher paid-in-kind distributions on the CP Funding Redeemable Preferred Units.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $10 million for the three months ended September 30, 2025, a $5 million, or 33%, decrease from $15 million for the three months ended September 30, 2024. This decrease was primarily due to the allocation of earnings to the Calcasieu Holdings Class B common unit holders based on ownership interests subsequent to COD of the Calcasieu Project.

Dividends on VGLNG Series A Preferred Shares

Dividends on VGLNG Series A Preferred Shares were $67 million for the three months ended September 30, 2025, a $66 million increase from $1 million for the three months ended September 30, 2024. This increase was due to the issuance of the VGLNG Series A Preferred Shares in late September 2024 and the corresponding difference in the accumulation of dividends.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders was $429 million for the three months ended September 30, 2025, a $776 million increase from a net loss attributable to common stockholders of $347 million for the three months ended September 30, 2024. This increase was primarily the result of the changes discussed above.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table shows a summary of our results of operations for the periods indicated:

	Nine months ended September 30,		Change
	2025	2024	($)	(%)

REVENUE	$9,324	$3,448	$5,876	170%

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,866	937	2,929	NM
Operating and maintenance expense	714	378	336	89%
General and administrative expense	313	224	89	40%
Development expense	292	511	(219)	(43)%
Depreciation and amortization	701	229	472	206%
Total operating expense	5,886	2,279	3,607	158%

INCOME FROM OPERATIONS	3,438	1,169	2,269	194%

OTHER INCOME (EXPENSE)
Interest income	121	187	(66)	(35)%
Interest expense, net	(1,007)	(467)	(540)	116%
Gain (loss) on interest rate swaps	(448)	70	(518)	NM
Loss on financing transactions	(204)	(14)	(190)	NM
Loss on foreign currency transactions	(4)	—	(4)	NM
Total other income (expense), net	(1,542)	(224)	(1,318)	NM

INCOME BEFORE INCOME TAX EXPENSE	1,896	945	951	101%
Income tax expense	354	189	165	87%
NET INCOME	1,542	756	786	104%

Less: Net income attributable to redeemable stock of subsidiary	121	107	14	13%
Less: Net income attributable to non-controlling interests	26	44	(18)	(41)%
Less: Dividends on VGLNG Series A Preferred Shares	202	1	201	NM
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,193	$604	$589	98%
____________
NM    Percentage not meaningful.

Revenue

Revenue was $9.3 billion for the nine months ended September 30, 2025, a $5.9 billion, or 170%, increase from $3.4 billion for the nine months ended September 30, 2024. This increase was primarily due to $6.2 billion from higher LNG sales volumes, primarily at the Plaquemines Project. All of the Calcasieu Project facility assets and a portion of the Plaquemines Project facility assets were in service from an accounting perspective and generating revenue for the nine months ended September 30, 2025, as compared to only the Calcasieu Project facility assets being in service from an accounting perspective and therefore generating revenue for the nine months ended September 30, 2024. This increase was partially offset by lower LNG sales prices of $398 million at the Calcasieu Project after COD in April 2025, partially offset by higher LNG sales prices prior to COD in April 2025.

The gross proceeds, before deducting the cost of natural gas, attributable to Test LNG sales generated prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as revenue, were $120 million for the nine months ended September 30, 2025.

Operating Expense

Cost of Sales

Cost of sales was $3.9 billion for the nine months ended September 30, 2025, a $2.9 billion increase from $937 million for the nine months ended September 30, 2024. This increase was due to $2.3 billion from higher LNG sales volumes, primarily at the Plaquemines Project. All of the Calcasieu Project facility and a portion of the Plaquemines Project facility assets were in service from an accounting perspective and incurring cost of sales for the nine months ended September 30, 2025, as compared to only the Calcasieu Project being in service from an accounting perspective for the nine months ended September 30, 2024. Cost of sales further increased $568 million due to higher costs for the purchase of feed gas at the Calcasieu Project and a $91 million unfavorable change in the fair value of our natural gas supply contracts.

The costs attributable to the production of Test LNG sales, primarily consisting of the cost of feed gas, incurred prior to the Plaquemines Project facilities being in service from an accounting perspective, and therefore recognized as an adjustment to construction in progress and not as cost of sales, was $59 million for the nine months ended September 30, 2025.

Operating and Maintenance Expense

Operating and maintenance expense was $714 million for the nine months ended September 30, 2025, a $336 million, or 89%, increase from $378 million for the nine months ended September 30, 2024. This increase was primarily due to $191 million in higher operating costs in support of the ramp up of LNG production at the Plaquemines Project primarily due to an increase in non-capitalizable personnel costs, commissioning work, and operational insurance costs, as well as $129 million in operating costs primarily for our LNG tankers.

General and Administrative Expense

General and administrative expense was $313 million for the nine months ended September 30, 2025, an $89 million, or 40%, increase from $224 million for the nine months ended September 30, 2024. This increase was primarily due to increased personnel costs of $59 million due to compensation increases and higher employee headcount, as well as $31 million primarily due to increases in legal and other professional service fees, IT and insurance costs.

Development Expense

Development expense was $292 million for the nine months ended September 30, 2025, a $219 million, or 43%, decrease from $511 million for the nine months ended September 30, 2024. This decrease was primarily due to lower development costs that were expensed of $190 million for the CP2 Project, which was deemed probable during the nine months ended September 30, 2025, and $32 million for our pipeline infrastructure projects primarily related to the Blackfin pipeline, which was deemed probable in the second half of 2024, resulting in the capitalization of more of the costs for the projects.

Depreciation and Amortization

Depreciation and amortization was $701 million for the nine months ended September 30, 2025, a $472 million, or 206%, increase from $229 million for the nine months ended September 30, 2024. This increase was primarily due to an increase of $448 million due to placing $23.2 billion of property, plant and equipment at the Plaquemines Project in service from an accounting perspective as of September 30, 2025, compared to no Plaquemines Project assets being depreciated as of September 30, 2024 and an increase of $22 million at DS&S due to placing additional LNG tankers in service in 2025. This increase was partially offset by a decrease of $28 million at the Calcasieu Project primarily due to an extension of the estimated useful lives of certain LNG facility assets in 2025.

Income from Operations

Income from operations was $3.4 billion for the nine months ended September 30, 2025, a $2.3 billion, or 194%, increase from $1.2 billion for the nine months ended September 30, 2024. This increase was primarily a result of higher sales volumes, primarily at the Plaquemines Project, partially offset by lower weighted average LNG sales prices at the Calcasieu Project subsequent to COD in April 2025, higher cost of feed gas, depreciation expense, and operating and maintenance expense, as discussed above.

Other Income or Expense

Interest Income

Interest income was $121 million for the nine months ended September 30, 2025, a $66 million, or 35%, decrease from $187 million for the nine months ended September 30, 2024. This decrease was primarily due to lower average cash balances and interest rates during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Interest Expense, Net

Interest expense, net was $1.0 billion for the nine months ended September 30, 2025, a $540 million, or 116%, increase from $467 million for the nine months ended September 30, 2024. This increase was primarily due to higher non-capitalizable interest costs due to placing a portion of the Plaquemines Project assets in service in accordance with the applicable accounting guidance and an increase in our outstanding debt.

Gain (Loss) on Interest Rate Swaps

Loss on interest rate swaps was $448 million for the nine months ended September 30, 2025, a $518 million decrease from a gain on interest rate swaps of $70 million for the nine months ended September 30, 2024. This decrease was primarily due a decrease in the forward interest rate curves during the nine months ended September 30, 2025, compared to an increase in the nine months ended September 30, 2024, resulting in the following:
•a $253 million loss on the CP2 Project interest rate swaps, which were entered into in 2025;
•a $252 million unfavorable change on the Plaquemines Project interest rate swaps, which were partially settled during the nine months ended September 30, 2025; and
•a $14 million unfavorable change on the Calcasieu Project interest rate swaps.

Loss on Financing Transactions

Loss on financing transactions was $204 million for the nine months ended September 30, 2025, a $190 million increase from $14 million for the nine months ended September 30, 2024. This increase was due to the write-off of debt issuance costs associated with the partial prepayment of the Plaquemines Construction Term Loan and the prepayment of CP2 Bridge Facilities during the nine months ended September 30, 2025, as compared to the write-off of debt issuance costs associated with the full prepayment of the Plaquemines Equity Bridge Facility during the nine months ended September 30, 2024.

Loss on Foreign Currency Transactions

Loss on foreign currency transactions was $4 million for the nine months ended September 30, 2025.

Income before Income Tax Expense

Income before income tax expense was $1.9 billion for the nine months ended September 30, 2025, a $951 million, or 101%, increase from $945 million for the nine months ended September 30, 2024. This increase was primarily a result of an increase in income from operations, partially offset by higher interest expense and an unfavorable change in the gain (loss) on interest rate swaps, as discussed above.

Income Tax Expense

Income tax expense was $354 million for the nine months ended September 30, 2025, a $165 million, or 87%, increase from $189 million for the nine months ended September 30, 2024, primarily driven by an increase in income before income tax expense, discussed above. Our effective tax rate was 18.7% for the nine months ended September 30, 2025, compared to 20.0% for the nine months ended September 30, 2024. The 2025 effective tax rate was impacted primarily by the recognition of stock option windfall tax benefits as well as a combination of non-deductible expenses and changes in the valuation allowance against certain deferred tax assets.

Net Income

Net income was $1.5 billion for the nine months ended September 30, 2025, a $786 million, or 104%, increase from $756 million for the nine months ended September 30, 2024. This increase was primarily the result of an increase in income before tax expense, partially offset by higher income tax expense, as discussed above.

Net Income Attributable to Redeemable Stock of Subsidiary

Net income attributable to redeemable stock of subsidiary was $121 million for the nine months ended September 30, 2025, a $14 million, or 13%, increase from $107 million for the nine months ended September 30, 2024. This increase was due to higher paid-in-kind distributions on the CP Funding Redeemable Preferred Units.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $26 million for the nine months ended September 30, 2025, a $18 million, or 41%, decrease from $44 million for the nine months ended September 30, 2024. This decrease was primarily due to the allocation of earnings to the Calcasieu Holdings Class B common unit holders based on ownership interests subsequent to COD of the Calcasieu Project.

Dividends on VGLNG Series A Preferred Shares

Dividends on VGLNG Series A Preferred Shares were $202 million for the nine months ended September 30, 2025, a $201 million increase from $1 million for the nine months ended September 30, 2024. This increase was due to the issuance of the VGLNG Series A Preferred Shares in late September 2024 and the corresponding difference in the accumulation of dividends.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $1.2 billion for the nine months ended September 30, 2025, a $589 million, or 98%, increase from $604 million for the nine months ended September 30, 2024. This increase was primarily the result of the changes discussed above.

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

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table shows a summary of our segment income (loss) from operations for the periods indicated:

	Three months ended September 30,		Change
	2025	2024	($)	(%)

Calcasieu Project	$117	$540	$(423)	(78)%
Plaquemines Project	1,282	(57)	1,339	NM
CP2 Project	(45)	(106)	61	(58)%
DS&S	56	(35)	91	NM
Corporate, other and eliminations	(90)	(153)	63	(41)%
Total	$1,320	$189	$1,131	NM
____________
NM    Percentage not meaningful.

Calcasieu Project

For the three months ended September 30, 2025, the Calcasieu Project had income from operations of $117 million, a $423 million, or 78%, decrease from $540 million for the three months ended September 30, 2024.
This decrease was primarily due to:
•a decrease in revenue of $313 million due to a decrease in LNG sales prices of $517 million upon commencement of LNG sales under our post-COD SPAs effective April 15, 2025, partially offset by an increase in LNG sales volumes of $202 million; and
•an increase in cost of sales of $166 million primarily due to an increase in the average costs for the purchase of feed gas of $128 million and an increase in LNG sales volumes of $53 million.
These decreases were partially offset by:
•a decrease in depreciation and amortization expense of $31 million primarily due to an extension of the estimated useful lives of certain LNG facility assets in 2025; and
•a decrease in operating and maintenance expense of $23 million primarily due to the completion of commissioning and remediation work prior to COD and lower legal costs.

Plaquemines Project
For the three months ended September 30, 2025, the Plaquemines Project had income from operations of $1.3 billion, a $1.3 billion increase from a loss of $57 million for the three months ended September 30, 2024.

This increase was primarily due to:
•an increase in revenue of $2.5 billion due to the sale of LNG produced by the Plaquemines Project compared to no revenue for the corresponding period in 2024.
This increase was partially offset by:
•an increase in cost of sales of $973 million, due to the sale of LNG produced by the Plaquemines Project, compared to no cost of sales for the comparative period in 2024;
•an increase in depreciation and amortization of $141 million from placing a portion, or $23.2 billion, of the facility's assets in service from an accounting perspective as of September 30, 2025; and
•an increase in operating and maintenance expense of $73 million primarily due to higher operating costs in support of LNG production including higher non-capitalizable personnel costs, commissioning work, and operational insurance costs.

CP2 Project
For the three months ended September 30, 2025, the CP2 Project had a loss from operations of $45 million, a $61 million, or 58%, decrease from $106 million for the three months ended September 30, 2024. This decrease was primarily driven by lower engineering and development costs that were expensed of $79 million as a result of the CP2 Project being declared probable during 2025.

DS&S
For the three months ended September 30, 2025, DS&S had income from operations of $56 million, a $91 million increase from a loss from operations of $35 million for the three months ended September 30, 2024.
This increase was primarily due to:
•revenue of $659 million generated from the sale of LNG produced by our LNG facilities and delivered by DS&S with no corresponding activity in 2024.
This increase was partially offset by:
•cost of sales of $528 million, primarily due to the cost of LNG purchased from our LNG facilities and delivered by DS&S with no corresponding activity in 2024; and
•an increase in operating and maintenance expense of $35 million, primarily due to operating costs for our LNG tankers.

Corporate, other and eliminations
For the three months ended September 30, 2025, corporate, other and eliminations had a loss from operations of $90 million, a $63 million, or 41%, decrease from $153 million for the three months ended September 30, 2024.
This decrease was primarily due to:
•a favorable impact of inter-segment eliminations of $59 million for intercompany purchases and sales of LNG between DS&S and our LNG facilities; and
•a decrease in development expense of $26 million for our pipeline infrastructure projects primarily related to the Blackfin pipeline, which was deemed probable in the second half of 2024.
These decreases were partially offset by an increase in general and administrative expense of $24 million primarily due to higher personnel costs from compensation increases and higher employee headcount.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table shows a summary of our segment income (loss) from operations for the periods indicated:

	Nine months ended September 30,		Change
	2025	2024	($)	(%)

Calcasieu Project	$1,202	$2,066	$(864)	(42)%
Plaquemines Project	2,618	(163)	2,781	NM
CP2 Project	(236)	(396)	160	(40)%
DS&S	152	(46)	198	NM
Corporate, other and eliminations	(298)	(292)	(6)	2%
Total	$3,438	$1,169	$2,269	194%
____________
NM     Percentage not meaningful.

Calcasieu Project
For the nine months ended September 30, 2025, the Calcasieu Project had income from operations of $1.2 billion, a $864 million, or 42%, decrease from $2.1 billion for the nine months ended September 30, 2024.
This decrease was primarily due to:
•an increase in cost of sales of $631 million primarily due to an increase in the average costs for the purchase of feed gas of $568 million, an increase in LNG sales volumes of $33 million, and an unfavorable change in fair value of natural gas supply contracts of $30 million; and
•a decrease in revenue of $262 million primarily due to a net decrease of $398 million due to lower LNG sales prices after COD in April 2025 offset by higher LNG sales prices prior to COD in April 2025, partially offset by an increase in sales volumes of $132 million.
These decreases were partially offset by a decrease in depreciation and amortization of $28 million due to an extension of the estimated useful lives of certain LNG facility assets in 2025.

Plaquemines Project
For the nine months ended September 30, 2025, the Plaquemines Project had income from operations of $2.6 billion, a $2.8 billion increase from a loss from operations of $163 million for the nine months ended September 30, 2024.
This increase was primarily due to:
•an increase in revenue of $5.8 billion due to the sale of LNG produced by the Plaquemines Project compared to no revenue for the corresponding period in 2024.
This increase was partially offset by:
•an increase in cost of sales of $2.4 billion, due to the sale of LNG produced by the Plaquemines Project compared to no cost of sales for the comparative period in 2024;
•an increase in depreciation and amortization expense of $448 million from placing a portion, or $23.2 billion, of the facility's assets in service from an accounting perspective as of September 30, 2025; and
•an increase in operating and maintenance expense of $191 million primarily due to higher operating costs in support of LNG production including higher non-capitalizable personnel costs, commissioning work, and operational insurance costs.

CP2 Project
For the nine months ended September 30, 2025, the CP2 Project had a loss from operations of $236 million, a $160 million, or 40%, decrease from $396 million for the nine months ended September 30, 2024. This decrease was primarily driven by lower engineering and development costs that were expensed of $190 million as a result of the CP2 Project being declared probable during 2025.

DS&S
For the nine months ended September 30, 2025, DS&S had income from operations of $152 million, a $198 million increase from a loss from operations of $46 million for the nine months ended September 30, 2024.
This increase was primarily due to:
•revenue of $1.6 billion generated from the sale of LNG produced by our LNG facilities and delivered by DS&S with no corresponding activity in 2024.
This increase was partially offset by:
•cost of sales of $1.3 billion, primarily due to the cost of LNG purchased from our LNG facilities and delivered by DS&S with no corresponding activity in 2024; and
•an increase in operating and maintenance expense of $129 million, primarily due to operating costs for our LNG tankers; and
•an increase in depreciation and amortization expense of $22 million due to placing additional LNG tankers in service in 2025.

Corporate, other and eliminations
For the nine months ended September 30, 2025, corporate, other and eliminations had a loss from operations of $298 million, a $6 million, or 2%, increase from $292 million for the nine months ended September 30, 2024.

This increase was primarily due to:
•an increase in general and administrative expense of $78 million primarily due to compensation increases and higher employee headcount, as well as increases in legal and other professional service fees, IT and insurance costs.
This increase was offset by:
•a decrease in development expense of $32 million for our pipeline infrastructure projects primarily related to the Blackfin pipeline, which was deemed probable in the second half of 2024; and
•a favorable impact of inter-segment eliminations of $27 million for intercompany purchases and sales of LNG between DS&S and our LNG facilities.

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

The following table provides a summary of our cash and available borrowing capacity under existing credit facilities as of September 30, 2025:

September 30, 2025

Cash and cash equivalents	$1,879
Restricted cash	1,663
Available borrowing capacity under our credit facilities(1):
Calcasieu Pass Working Capital Facility	256
Plaquemines Working Capital Facility	609
CP2 Construction Term Loan	11,150
CP2 Working Capital Facility	740
Blackfin TLA Facility	371
Blackfin Working Capital Facility	75
Total available borrowing capacity under our credit facilities	13,201
Total cash and available borrowing capacity	$16,743
__________
(1)Available borrowing capacity represents total borrowing capacity less outstanding borrowings and letters of credit under each of our credit facilities as of September 30, 2025.

The Company has entered into certain credit arrangements to secure the transportation of natural gas. As of September 30, 2025, the maximum undiscounted potential exposure associated with these arrangements was $110 million. This amount is not currently recognized as a liability on our condensed consolidated balance sheet. To date, no amounts have been drawn against these arrangements.

On April 15, 2025, the Calcasieu Project declared COD. Following COD of the Calcasieu Project through August 19, 2027, no distributions of available cash are permitted from Calcasieu Funding to Venture Global or its affiliates until all accrued distributions on the CP Funding Redeemable Preferred Units have been fully settled in cash. Further, on and after August 19, 2027, no distributions of available cash will be permitted from Calcasieu Funding to Venture Global or its affiliates until the CP Funding Redeemable Preferred Units have been fully redeemed in cash. In this context, available cash means funds in excess of cash deemed necessary by management to fund Calcasieu Pass's operating costs, including debt service requirements, during this period. As of September 30, 2025, the CP Funding Redeemable Preferred Units had a redemption value of $1.7 billion of which $750 million was related to accrued distributions. For the risk factors related to our business, see Item 1.—Business and Item 1A.— Risk Factors on our 2024 Form 10-K.

We commence production at our LNG projects on a sequential basis, with each liquefaction train being brought online as it is commissioned. During the nine months ended September 30, 2025, the Calcasieu Project and the Plaquemines Project generated $969 million and $4.2 billion of cash flow from operations, respectively.

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

We currently estimate that the Total Project Costs for the Plaquemines Project will be approximately $24.0 billion to $24.5 billion of which approximately $23.1 billion was paid for as of September 30, 2025. This estimate incorporates our most recent cost projections factoring in increased cost estimates associated with the completion of the LNG facility's power island components.

CP2 Project. In May 2025, our subsidiary, CP2, entered into the CP2 Bridge Facilities, a $3.0 billion secured credit facility to fund a portion of the project costs for the CP2 Project prior to the closing of the full project financing for the first phase of the CP2 Project. Borrowings under the CP2 Bridge Facilities bear interest at a set margin rate over the debt term, plus, at the Company's election, either a SOFR or base rate. The set margin rate for SOFR-based loans is 3.500% and the set margin rate for base rate loans is 2.500%. The Company also incurred commitment fees on the undrawn available commitments of the CP2 Bridge Facilities.

In July 2025, the first phase of the CP2 Project achieved FID and we obtained $15.1 billion in project financing to fund the development and construction of the first phase of the CP2 Project. CP2 Holdings entered into the $3.0 billion secured CP2 Holdings EBL Facilities, due July 28, 2028. Borrowings under the CP2 Holdings EBL Facilities bear interest at a set margin rate over the debt term plus, at the Company's election, either a SOFR or base rate. The set margin rate for SOFR-based loans is 3.500% and the set margin rate for base rate loans is 2.500%. Interest on SOFR-based loans is due and payable at the end of each interest period (but at least every three months) and interest on base rate loans is due and payable at the end of each calendar quarter. CP2, as borrower, and CP2 Procurement and CP Express, as guarantors, entered into the $12.1 billion senior secured CP2 Credit Facilities, due July 28, 2032. Borrowings under the CP2 Credit Facilities bear interest at a set margin rate over the debt term, plus, at the Company's election, either a SOFR or base rate. The set margin rate for the SOFR-based loans ranges from 2.250% to 2.750% and the set margin rate for the base rate loans ranges from 1.250% to 1.750%. The Company also incurs commitment fees from 0.788% to 0.963% of the undrawn available commitments of the CP2 Working Capital Facility. Interest on SOFR-based loans is due and payable at the end of each interest period (but at least every three months) and interest on base rate loans is due and payable at the end of each calendar quarter.

A portion of the proceeds from the project financing was used to prepay the outstanding CP2 Bridge Facilities in full and pay costs incurred in connection with the project financing. The remaining proceeds from the project financing will be used to fund the costs of financing, developing, constructing, and placing in service the first phase of the CP2 Project.
We currently estimate the Total Project Costs for the first and second phase of the CP2 Project will range between approximately $28.5 billion and $29.5 billion, of which approximately $7.6 billion was paid for as of September 30, 2025. This estimate incorporates our most recent cost projections for the first and second phase of the CP2 Project, factoring in expected increases associated with project financing, recent tariff developments, increasing labor competition in the region, and design accommodations for future brownfield expansions of the overall CP2 Project.

Pipeline infrastructure projects. In September 2025, our subsidiary, Blackfin, entered into the $1.6 billion senior secured Blackfin Credit Facilities. Under the Blackfin Credit Facilities, the Blackfin TLA Facility and Blackfin Working Capital Facility are due September 29, 2030 and the Blackfin TLB Facility is due September 29, 2032 . Borrowings under the Blackfin TLA Facility and Blackfin TLB Facility bear interest at a set margin over the debt term, plus, at the Company's election, either a SOFR or base rate. The set margin rate for the Blackfin TLA Facility for SOFR-based loans is 2.250% and the set margin rate for base rate loans is 1.250%, subject to future increases. The set margin rate for the Blackfin TLB Facility for SOFR-based loans is 3.000% and the set margin rate for base rate loans is 2.000%. The Company also incurs commitment fees from 0.438% to 0.875% of the undrawn available commitments under the Blackfin TLA Facility and Blackfin Working Capital Facility. Interest on SOFR-based loans is due and payable at the end of each interest period (but at least every three months) and interest on base rate loans is due and payable at the end of each calendar quarter.

Proceeds from the Blackfin Credit Facilities were used to reimburse $859 million to VGLNG for prior expenditures related to the development and construction of the Blackfin pipeline, and pay certain costs incurred in connection with the project financing. The remaining proceeds will be used to fund a portion of the costs to develop, construct and manage the Blackfin pipeline.

See Note 10 – Debt in Item 1.—Financial Statements of this Form 10-Q for additional discussion of material financing activity.

Cash Flows

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table shows a summary of our condensed consolidated cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2025	2024	($)	(%)

Net cash from operating activities	$4,455	$1,476	$2,979	202%
Net cash used by investing activities	(9,577)	(10,436)	859	(8)%
Net cash from financing activities	4,050	8,723	(4,673)	(54)%

Operating activities
Net cash from operating activities for the nine months ended September 30, 2025 was $4.5 billion, a $3.0 billion, or 202%, increase from $1.5 billion for the nine months ended September 30, 2024.
The increase in net cash inflows was primarily due to:
•an increase of $5.5 billion of cash received for the sale of LNG; and
•an increase of $834 million of cash received from the settlement of derivatives.
These increases in net cash inflows from operating activities were partially offset by:
•an increase of $2.5 billion of cash paid for costs of sales, primarily for the purchase of feed gas;
•an increase of $312 million of cash paid for operating expenses; and
•an increase of $426 million of cash paid for interest expense.

Investing activities
Net cash used by investing activities for the nine months ended September 30, 2025 was $9.6 billion, a $859 million, or 8%, decrease from $10.4 billion for the nine months ended September 30, 2024.

The decrease in net cash outflows was primarily due to:
•a decrease of $318 million of cash paid for purchases of property, plant and equipment primarily due to:
◦a decrease of $2.3 billion of cash paid at the Plaquemines Project,
◦which was partially offset by an increase of $1.5 billion of cash paid at the CP2 Project for the ramp up of construction and $544 million of cash paid at DS&S primarily for the purchase of LNG tankers; and
•a decrease of $267 million due to cash outflows from investments in interest bearing deposits during the nine months ended September 30, 2024 as compared to cash inflows from the redemption of certificates of deposit during the nine months ended September 30, 2025.

Financing activities
Net cash from financing activities for the nine months ended September 30, 2025 was $4.1 billion, a $4.7 billion, or 54%, decrease from $8.7 billion for the nine months ended September 30, 2024.
The decrease in net cash inflows was primarily due to:
•an increase in debt principal payments of $6.8 billion due to:
◦$7.7 billion repayments during the nine months ended September 30, 2025 for the prepayment of $7.2 billion outstanding under the Plaquemines Construction Term Loan, the repayment of $308 million outstanding under the CP2 Bridge Facilities, and repayments of $142 million outstanding under the Calcasieu Pass Construction Term Loan; as compared to
◦$859 million repayments during the nine months ended September 30, 2024 due to the prepayment of $727 million outstanding under the Plaquemines Equity Bridge Facility and repayments of $132 million outstanding under the Calcasieu Pass Construction Term Loan;
•proceeds from the issuance of VGLNG Series A Preferred Shares of $3.0 billion during the nine months ended September 30, 2024, with no similar activity during the same period in 2025;
•an increase in payments of financing and issuance costs of $803 million, due to $898 million of payments during the nine months ended September 30, 2025, as compared to payments of $95 million during the same period in 2024; and
•an increase in dividend payments and subsidiary distributions of $340 million due primarily due to:
◦$270 million of subsidiary distributions paid on the VGLNG Series A Preferred Shares as compared to no similar activity during the same period in 2024; and
◦$121 million of dividends paid on the Company's outstanding common stock as compared to $39 million of dividends paid during the same period in 2024.
These decreases to net cash inflows were partially offset by:
•proceeds from the issuance of the VGPL Senior Secured Notes of $6.5 billion, as compared to the proceeds from the issuance of the VGLNG 2030 Notes of $1.5 billion during the same period in 2024; and
•proceeds from the issuance of Class A Common Stock of $1.8 billion in connection with our IPO in January 2025, with no similar activity during the same period in 2024.

VGLNG Information

There are no material differences between the financial information presented in this Form 10-Q and VGLNG's financial information other than (i) certain presentational differences related to the accounting for the VGLNG Series A Preferred Shares, and (ii) stockholders’ equity of Venture Global, including the Class A and Class B common stock and any dividends payable thereon.

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

Tariffs — The global trade landscape is currently highly volatile. Various countries have announced plans for and/or have already implemented new or modified tariffs. In April 2025, the United States announced broad reciprocal tariffs on imports from all countries. This included a 10% baseline tariff and higher country-specific tariffs, and resulted in some countries announcing additional retaliatory tariffs, or plans for retaliatory tariffs. Various bilateral trade negotiations are ongoing and additional negotiations may take place, any of which could result in further changes to country-specific trade policies and tariffs. For example, the United States announced a framework trade deal in July 2025 pursuant to which certain European Union goods entering the United States would be subject to a 15% tariff, and the European Union would commit to make $750 billion of strategic energy purchases, covering oil, LNG and nuclear technology, during President Trump’s term in office. There can be no assurance as to the outcome of any ongoing or additional negotiations, or as to the final terms of the trade deal with the European Union. The European Union is the largest provider of foreign-sourced equipment for our LNG construction projects by dollar value. Global economic uncertainty and any related reduction in economic activity or capital investment may slow growth in global GDP or lead to global recession. Accordingly, these tariffs and any retaliatory actions from other countries could have a material impact on our financial condition, results of operations and/or cash flows through reduced demand and competitiveness for both our long-term and short-term contract sales in countries that may be affected by those policies, and increased project costs for future imported equipment and materials. The Company continues to monitor this dynamic situation.

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

Regulatory

Recent shifts in U.S. environmental and energy policy have resulted in increased opportunities to continue the development of our various projects. This includes the DOE lifting its pause on new authorizations to export LNG to Non-FTA Nations, the DOE's completion of the 2024 LNG export study and concluding that the authorizations of export of LNG from the US should resume and continue, the final approval of the CP2 Project by the FERC in May 2025, the DOE's final authorization for LNG exports from the CP2 Project to Non-FTA Nations in October 2025, and the US Supreme Court ruling that federal district courts likely lack the authority to issue universal injunctions. While we cannot predict whether these trends will continue or whether our applications, approvals or permits will attract significant opposition in the permitting processes, we intend to continue to progress our projects through the various permitting and regulatory channels over their expected timelines. Any future significant changes in this trend could have a material impact on our financial condition, results of operations and/or cash flows.

Post-COD SPAs

The Calcasieu Project is involved in disputes and arbitration proceedings with its post-COD SPA customers. Such customers are asserting, among other claims, that the Calcasieu Project was delayed in achieving COD under its post-COD SPAs. The remedies originally sought by these customers included damages ranging between $6.7 billion and $7.4 billion. Following the positive resolution of two arbitration proceedings, the Calcasieu Project remains involved in arbitration proceedings with five of its post-COD SPA customers. The remedies sought by these customers include damages ranging between $4.8 billion and $5.5 billion.

We were notified in October 2025 that a partial final award had been issued in the arbitration proceedings with BP. The award issued by the arbitration tribunal found that the Calcasieu Project had breached its obligations to declare COD of the Calcasieu Project in a timely manner and act as a “Reasonable and Prudent Operator” pursuant to the BP post-COD SPA, along with certain other obligations. Remedies were not addressed in the partial final award and will be determined in a separate damages hearing, but we do not anticipate that the final award will be subject to the seller aggregate liability limitation in the BP post-COD SPA. The remedies sought by BP include damages in excess of $1.0 billion, as well as interest, costs and attorneys’ fees.

The remedies sought by the remaining four Calcasieu Project post-COD customers in arbitration proceedings include damages ranging between $3.8 billion and $4.5 billion in the aggregate, rather than the termination of the post-COD SPA. We believe these disputes are subject to the relevant seller aggregate liability limitation under the applicable post-COD SPA, which amount to $765 million in the aggregate. However, these customers are also disputing whether the liability limitations in such post-COD SPAs are applicable, and therefore are claiming damages in excess of the liability limitations.

For further discussion, see Item 1A.—Risk Factors—Risks Relating to Regulation and Litigation—If we are unsuccessful in any current or potential future arbitration proceedings with customers, the amounts that we are required to pay may be substantial or certain of our post-COD SPAs may be terminated, which may lead to an acceleration of all our debt for the relevant project of our 2024 Form 10-K, Note 3 – Revenue from Contracts with Customers in Item 1.—Financial Statements of this Form 10-Q, and Part II Item 1.—Legal Proceedings of this Form 10-Q.

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

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements, see Note 21 – Recent Accounting Pronouncements in Item 1.—Financial Statements of this Form 10-Q.

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

We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Further, on April 15, 2025, a putative securities class action complaint naming Venture Global, our directors and certain of our officers and our underwriters, as well as Venture Global Partners II, LLC, was filed in the U.S. District Court for the Eastern District of Virginia. The complaint, as subsequently amended on September 15, 2025, asserts claims under Sections 11, 12, and 15 of the Securities Act on behalf of a putative class of all persons and entities who purchased or otherwise acquired our Class A common stock pursuant and/or traceable to the registration statement for the IPO. It contends that certain statements made by the Company and certain of its officers and directors in the registration statement and prospectus for the IPO were allegedly false or misleading and seeks unspecified damages on behalf of the putative class. The Company believes these claims are without merit and intends to defend itself vigorously.

Further, on May 7, 2025, a putative shareholder derivative action complaint naming Venture Global, our directors, certain of our officers and certain of our underwriters was filed in the U.S. District Court for the Eastern District of Virginia. The complaint contends that certain statements made by the Company and certain of its officers and directors in the registration statement and prospectus for the IPO were allegedly false or misleading. The complaint asserts breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and aiding and abetting, and seeks unspecified damages for such breaches. Three additional putative shareholder derivative action complaints naming Venture Global, our directors, certain of our officers and certain of our underwriters, were filed in the U.S. District Court for the Southern District of New York on June 10, 2025, June 27, 2025 and June 30, 2025, respectively. Each of these three complaints contains substantially similar allegations to those described above. All four shareholder derivative action complaints have been stayed pending resolution of our forthcoming motion to dismiss the amended securities class action complaint that was filed on September 15, 2025. The Company believes all of the foregoing claims are without merit and intends to defend itself vigorously.

On August 12, 2025, the International Chamber of Commerce, International Court of Arbitration informed VGCP, an indirect subsidiary of Venture Global, that a partial final award had been issued in the previously disclosed arbitration proceedings with Shell NA LNG LLC (“Shell”). Pursuant to the award, it was determined that VGCP had not breached its obligations under the post-COD SPA relating to the Calcasieu Project with Shell and, consequently, the tribunal determined that VGCP had no liability to Shell for their claims under the arbitration proceedings. Among other remedies, Shell was seeking damages of approximately $1.7 billion. We expect an award with respect to the allocation of costs in connection with the arbitration proceedings to be notified to us before the end of 2025.

On September 2, 2025, VGCP entered into a settlement agreement in respect of previously disclosed arbitration proceedings with another customer regarding its post-COD SPA relating to the Calcasieu Project. Among other remedies, this customer was seeking damages of approximately $200 million. The settlement resolved the arbitration in its entirety and had no material impact on Venture Global.

On October 8, 2025, the International Chamber of Commerce, International Court of Arbitration informed VGCP that a partial final award had been issued in the previously disclosed arbitration proceedings with BP regarding LNG sales from the Calcasieu Project under the post-COD SPA entered into by VGCP and BP. The award issued by the arbitration tribunal found that VGCP had breached its obligations to declare COD of the Calcasieu Project in a timely manner and act as a “Reasonable and Prudent Operator” pursuant to the post-COD SPA, along with certain other obligations. Remedies were not addressed in the partial final award and will be determined in a separate damages hearing, which has not been scheduled but is anticipated to occur in 2026. A final award is expected to be issued following the damages portion of the hearing. Based on the terms of the award, the Company does not anticipate that the final award will be subject to the seller aggregate liability limitation in the BP post-COD SPA. The remedies sought by BP include damages in excess of $1.0 billion, as well as interest, costs and attorneys’ fees.

In addition to the proceedings described above, VGCP is also currently involved in previously disclosed arbitration proceedings with four other customers regarding their respective post-COD SPAs relating to the Calcasieu Project. Such customers are asserting, among other claims, that the Calcasieu Project was delayed in achieving COD under its post-COD SPAs. The remedies sought by these customers include damages ranging between $3.8 billion and $4.5 billion in the aggregate, rather than the termination of the post-COD SPA. We believe these disputes are subject to the relevant seller aggregate liability limitation under the applicable post-COD SPA, which aggregate to $765 million across the relevant post-COD SPAs. These customers are also disputing whether the liability limitations in the Calcasieu Project's post-COD SPAs are applicable, and therefore are claiming damages, including amounts in excess of the liability limitations.

For further discussion, see Item 1A.—Risk Factors—Risks Relating to Regulation and Litigation—If we are unsuccessful in any current or potential future arbitration proceedings with customers, the amounts that we are required to pay may be substantial or certain of our post-COD SPAs may be terminated, which may lead to an acceleration of all our debt for the relevant project. on our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A.     RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about purchases of our equity securities by affiliated purchasers as defined in Rule 10b-18 under the Exchange Act during the three months ended September 30, 2025.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2025 - July 31, 2025	—	$—	—	—
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total	—	$—	—	—
__________
(1)All such purchases during the three months ended September 30, 2025 occurred in open market transactions.

We did not purchase any of our equity securities during the three months ended September 30, 2025.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

VGLNG Revolving Credit Agreement

The information included in this “Part II—Item 5. Other Information” of this Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”

On November 7, 2025, VGLNG entered into a revolving credit agreement (the “Credit Agreement”) with the lenders and issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent.

The Credit Agreement provides for a senior secured revolving credit facility (the “VGLNG Facility”) under which VGLNG may borrow up to $2.0 billion with the option to increase the commitments or establish one or more incremental term facilities under the Credit Agreement in an amount that, together with all loans and unfunded commitments outstanding under the Credit Agreement, shall not exceed 7.5% of the consolidated total assets of VGLNG and its restricted subsidiaries. The Credit Agreement and all borrowings thereunder will mature on November 7, 2030.

The potential proceeds from future borrowings under the VGLNG Facility are available to be used for general corporate purposes of VGLNG and its subsidiaries. No borrowings were made under the VGLNG Facility on the signing date.

The VGLNG Facility is secured by a first-priority perfected security interest in, subject to certain exceptions, substantially all of the existing and future assets of VGLNG and any future guarantors, if any. As of the signing date, there are no guarantors. If certain of VGLNG’s subsidiaries incur or guarantee certain amounts of indebtedness in the future, then they will be required to guarantee the VGLNG Facility.

The Credit Agreement contains certain restrictive and maintenance covenants that, among other things, limit or restrict the ability of, or require, as applicable, VGLNG, any future guarantors and certain of VGLNG’s subsidiaries, to (i) make restricted payments, (ii) incur additional indebtedness or issue preferred stock, (iii) guarantee the obligations of others, (iv) assume, incur, permit or suffer to exist liens on VGLNG’s or their respective assets, (v) create or permit to exist or become effective any consensual encumbrance on the ability of a restricted subsidiary to pay dividends, pay indebtedness owed to VGLNG, any future guarantors or any of VGLNG’s other restricted subsidiaries, make loans or advances to VGLNG, any future guarantors or VGLNG’s other restricted subsidiaries, or sell, lease or transfer any properties or assets to VGLNG, any future guarantors or any of VGLNG’s other restricted subsidiaries, (vi) consolidate, merge or sell substantially all of VGLNG’s or their respective assets or properties, (vii) make certain investments, loans or advances, and (viii) enter into certain transactions or agreements with or for the benefit of VGLNG’s or their respective affiliates. The Credit Agreement covenants are subject to a number of important limitations and exceptions. The Credit Agreement also contains customary events of default and remedies, including, but not limited to, (i) failure to pay principal or interest on any borrowings under the VGLNG Facility when due and payable; (ii) failure to comply with certain covenants or agreements in the Credit Agreement if not cured or waived as provided in the Credit Agreement, as applicable, and (iii) certain events of bankruptcy, insolvency, or reorganization.

Borrowings under the Credit Agreement bear interest at either the SOFR or base rate, plus an applicable margin, at VGLNG’s election. The applicable margin rate (i) for SOFR-based loans is 2.50% per annum and (ii) for base rate loans is 1.50% per annum, and are subject to reductions by up to 1.00% per annum based on achieving certain ratings requirements. Interest on term SOFR loans is due and payable at the end of each interest period (but at least every three months) and interest on base rate loans is due and payable at the end of each calendar quarter. VGLNG may prepay any amounts borrowed prior to the maturity date without any premium or penalty.

The description set forth in this Item 5 does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, which will be filed as an exhibit to our Annual Report on Form 10-K for fiscal year ending December 31, 2025.

Executive Officer or Director Rule 10b5-1(c) Trading Plans

On August 21, 2025, Sari Granat, one of the Company’s directors, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for the purchase/sale of 452,032 shares of the Company’s common stock. The plan will expire on August 17, 2026.

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

10.1§
First Supplemental Indenture, dated as of July 3, 2025, by and between Venture Global Plaquemines LNG, LLC, as Issuer, Venture Global Gator Express, LLC, as Guarantor, and Regions Bank, as Trustee, relating to the Indenture dated as of April 21, 2025

10.2§
Common Terms Agreement for the Loans, dated as of July 28, 2025, by and between Venture Global CP2 LNG, LLC, as Borrower, Venture Global CP Express, LLC and CP2 Procurement, LLC, as Guarantors, MUFG Bank, Ltd., as Credit Facility Agent and Intercreditor Agent, and each other facility agent that may become party thereto from time to time

10.3§
Credit Agreement, dated as of July 28, 2025, by and between CP2 LNG Holdings, LLC, as Borrower, the several lenders party thereto from time to time and the Bank of Nova Scotia, Houston Branch, as Administrative Agent

10.4§
Credit Facility Agreement, dated as of July 28, 2025, by and between Venture Global CP2 LNG, LLC, as Borrower, Venture Global CP Express, LLC and CP2 Procurement, LLC, as Guarantors, the lenders party thereto from time to time, the issuing banks party thereto from time to time, MUFG Bank, Ltd., as Credit Facility Agent, and Sumitomo Mitsui Banking Corporation, as Collateral Agent

10.5§
Change Order No. 4, dated as of August 15, 2025, under the Purchase Order Contract for the Sale of Liquefaction Train System, dated as of August 5, 2022, by and between Venture Global Plaquemines LNG, LLC and Baker Hughes Energy

10.6§	Amendment No. 1 to Third Amended and Restated Engineering, Procurement and Construction Agreement, dated as of August 29, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

10.7
Credit Agreement, dated as of September 29, 2025, among Blackfin Pipeline, LLC, as Borrower, Blackfin Pipeline Pledgor, LLC, as Parent, Blackfin Supply LLC, as Permitted Subsidiary, MUFG Bank, Ltd., as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Collateral Agent, and the lenders party thereto from time to time

10.8
Credit Agreement, dated as of September 29, 2025, among Blackfin Pipeline, LLC, as Borrower, Blackfin Pipeline Pledgor, LLC, as Parent, Blackfin Supply LLC, as Permitted Subsidiary, MUFG Bank, Ltd., as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Collateral Agent, and the lenders party thereto from time to time

10.9
Amendment No. 1 to TLA/Revolver Credit Agreement, dated as of October 10, 2025, among Blackfin Pipeline, LLC, as Borrower, Blackfin Pipeline Pledgor, LLC, as Parent, Blackfin Supply LLC, as Permitted Subsidiary, MUFG Bank, Ltd., as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Collateral Agent, and the lenders party thereto from time to time

10.10
Amendment No. 1 to TLB Credit Agreement, dated as of October 10, 2025, among Blackfin Pipeline, LLC, as Borrower, Blackfin Pipeline Pledgor, LLC, as Parent, Blackfin Supply LLC, as Permitted Subsidiary, MUFG Bank, Ltd., as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Collateral Agent, and the lenders party thereto from time to time

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

Date: November 10, 2025

VENTURE GLOBAL, INC.
By:	/s/ Jonathan Thayer
Name: Jonathan Thayer
Title: Chief Financial Officer (on behalf of the registrant and as principal financial officer)

By:	/s/ Sarah Blake
Name: Sarah Blake
Title: Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)