Form 10-Q
period 2026-03-31
Venture Global, Inc.
filed 2026-05-12
CIK 2007855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the number of shares of the registrant’s Class A common stock outstanding was 515,753,572, and the number of shares of the registrant’s Class B common stock outstanding was 1,968,604,458.

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
◦commissioning or commissioning phase means, with respect to our LNG projects, the phase of development where our facilities undergo certain required performance and reliability testing, which includes: (i) the sequential start-up and testing of certain key equipment (e.g., liquefaction trains) as it is installed during construction and (ii) the testing and tuning of the fully integrated LNG project after all key equipment and modules have passed their individual performance tests;
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
◦Contracted SPAs means post-COD SPAs and Firm-start SPAs.
◦DES means delivered ex ship, which, with respect to LNG SPAs, requires the seller to deliver LNG to a named port;
◦DOE means the United States Department of Energy;
◦DPU means delivered at place unloaded, which, with respect to LNG SPAs, requires the seller to deliver and unload LNG at one or more designated destinations;
◦EPC means engineering, procurement and construction;
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
◦fixed liquefaction fee means the volume weighted average of the fixed liquefaction fees associated with LNG sold during a relevant period, excluding commodity fees;
◦FOB means free on board, which, with respect to LNG SPAs, requires the seller to deliver and load LNG onto the buyer's LNG tankers at the seller's export terminal;

◦FTA means a free trade agreement;
◦GAAP means generally accepted accounting principles in the United States;
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
◦nameplate capacity means, unless the context otherwise requires, the conservative measure of LNG production capability, based on vendor guaranteed LNG output, of each of our facilities;
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
◦projects means our existing and proposed LNG facilities and related assets, including the Calcasieu Project, the Plaquemines Project, the CP2 Project, the CP3 Project and any bolt-on expansions to such projects, including the Plaquemines Expansion Project and the CP2 Expansion Project;
◦regasification means the process of heating LNG to convert it from a liquid to gaseous state after the LNG is offloaded from an LNG carrier;
◦SEC means the U.S. Securities and Exchange Commission;
◦SOFR means the U.S. Secured Overnight Financing Rate;
◦SPA means LNG sales and purchase agreement;
◦TBtu means trillion British thermal units;
◦TTF means the Title Transfer Facility index for natural gas in Europe;
◦U.S. means United States of America;
◦VG Commodities means Venture Global Commodities, LLC; and
◦Weighted average price of LNG volumes sold means contracted sales prices, generally consisting of a liquefaction fee and a commodity fee.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts, included herein are “forward-looking statements.” In some cases, forward-looking statements can be identified by terminology such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms, or other comparable terminology.

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
•the uncertainty regarding the future of international trade agreements and the United States’ position on international trade, including the effects of tariffs, as well as the effects of ongoing legal challenges to tariffs and reimbursements of tariffs;
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
•potential decreases in the price of natural gas and its related impact on our ability to pay the cost of gas transportation, the payment of a premium by us for feed gas relative to the contractual price we charge our customers, or other impacts to the price of natural gas resulting from geopolitical and inflationary pressures, including from the disruption in international oil and natural gas supply chains caused by the ongoing war in Iran and closure of the Strait of Hormuz;
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
•our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness; and
•risks related to other factors discussed under Item 1A.—Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025.

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

PART I

ITEM 1.        FINANCIAL STATEMENTS

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share information)
(unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$1,599	$2,355
Restricted cash	335	195
Accounts receivable	810	918
Inventory, net	241	253
Derivative assets	88	65
Prepaid expenses and other current assets	146	254
Total current assets	3,219	4,040
Property, plant and equipment, net	49,754	46,588
Right-of-use assets	731	737
Noncurrent restricted cash	1,117	875
Deferred financing costs	831	543
Noncurrent derivative assets	206	216
Other noncurrent assets	442	447
TOTAL ASSETS	$56,300	$53,446

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$817	$737
Accrued and other liabilities	2,769	2,795
Current portion of long-term debt, net	126	812
Total current liabilities	3,712	4,344
Long-term debt, net	36,456	33,393
Noncurrent operating lease liabilities	697	696
Deferred tax liabilities, net	2,419	2,320
Other noncurrent liabilities	671	697
Total liabilities	43,955	41,450

Commitments and contingencies (Note 12)

Redeemable stock of subsidiary	1,629	1,696
Equity
Venture Global, Inc. stockholders' equity
Class A common stock, par value $0.01 per share (514 million and 488 million shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	5	4
Class B common stock, par value $0.01 per share (1,969 million shares issued and outstanding as of March 31, 2026 and December 31, 2025)	20	20
Additional paid in capital	2,280	2,238
Retained earnings	5,163	4,720
Accumulated other comprehensive loss	(235)	(239)
Total Venture Global, Inc. stockholders' equity	7,233	6,743
Non-controlling interests	3,483	3,557
Total equity	10,716	10,300
TOTAL LIABILITIES AND EQUITY	$56,300	$53,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended March 31,
	2026	2025

REVENUE	$4,599	$2,894

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,784	1,059
Operating and maintenance expense	270	252
General and administrative expense	97	105
Development expense	46	182
Depreciation and amortization	251	216
Total operating expense	3,448	1,814

INCOME FROM OPERATIONS	1,151	1,080

OTHER INCOME (EXPENSE)
Interest income	28	56
Interest expense, net	(444)	(276)
Gain (loss) on interest rate swaps	15	(192)
Loss on financing transactions	(13)	—
Loss on foreign currency transactions	(1)	—
Total other expense	(415)	(412)

INCOME BEFORE INCOME TAX EXPENSE	736	668
Income tax expense	111	151
NET INCOME	625	517

Less: Net income attributable to redeemable stock of subsidiary	42	38
Less: Net income attributable to non-controlling interests	27	15
Less: Dividends on VGLNG Series A Preferred Shares	68	68
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$488	$396

BASIC EARNINGS PER SHARE
Net income attributable to common stockholders per share—basic	$0.20	$0.17
Weighted average number of shares of common stock outstanding—basic	2,463	2,399

DILUTED EARNINGS PER SHARE
Net income attributable to common stockholders per share—diluted	$0.19	$0.15
Weighted average number of shares of common stock outstanding—diluted	2,635	2,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three months ended March 31,
	2026	2025

NET INCOME	$625	$517
Other comprehensive income
Cash flow hedges, net
Reclassification to earnings, net of income tax expense of $0, and $1, respectively	4	3
COMPREHENSIVE INCOME	629	520
Less: Comprehensive income attributable to redeemable stock of subsidiary	42	38
Less: Comprehensive income attributable to non-controlling interests	27	15
Less: Dividends on VGLNG Series A Preferred Shares	68	68
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$492	$399

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2025	488	$4	1,969	$20	$2,238	$4,720	$(239)	$6,743	$3,557
Net income	—	—	—	—	—	488	—	488	95
Stock-based compensation	26	1	—	—	42	—	—	43	—
Dividends declared on common stock ($0.02/share)	—	—	—	—	—	(45)	—	(45)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(169)
Other comprehensive income	—	—	—	—	—	—	4	4	—
BALANCE AT MARCH 31, 2026	514	$5	1,969	$20	$2,280	$5,163	$(235)	$7,233	$3,483

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2024	2,350	$23	—	$—	$512	$2,611	$(249)	$2,897	$3,470
Net income	—	—	—	—	—	396	—	396	83
Stock-based compensation	—	—	—	—	(17)	—	—	(17)	—
Subsidiary dividends and distributions	—	—	—	—	—	(68)	—	(68)	(82)
Other comprehensive income	—	—	—	—	—	—	3	3	—
Conversion of Class A common stock to Class B common stock	(1,969)	(20)	1,969	20	—	—	—	—	—
Issuance of Class A common stock, net	70	1	—	—	1,669	—	—	1,670	—
BALANCE AT MARCH 31, 2025	451	$4	1,969	$20	$2,164	$2,939	$(246)	$4,881	$3,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended March 31,
	2026	2025

OPERATING ACTIVITIES
Net income	$625	$517
Adjustments to reconcile net income to net cash from operating activities:
(Gain) loss on derivatives, net	(57)	230
Cash from settlement of derivatives, net	12	46
Loss on financing transactions	13	—
Deferred taxes	97	149
Non-cash interest expense	32	41
Depreciation and amortization	251	216
Stock-based compensation	12	12
Changes in operating assets and liabilities:
Accounts receivable	108	(279)
Inventory	17	(18)
Prepaid expenses and other current assets	(15)	(28)
Accounts payable and accrued liabilities	(340)	249
Other, net	8	(21)
Net cash from operating activities	763	1,114

INVESTING ACTIVITIES
Capital expenditures	(3,181)	(3,466)
Other investing activities	183	(4)
Net cash used by investing activities	(2,998)	(3,470)

FINANCING ACTIVITIES
Issuance of debt and draws on credit facilities	2,720	383
IPO issuance of Class A common stock	—	1,750
Repayment of debt	(388)	(46)
Financing and issuance costs	(317)	(75)
Payments of dividends and subsidiary distributions	(180)	(190)
Other financing activities	26	(46)
Net cash from financing activities	1,861	1,776

Net decrease in cash, cash equivalents and restricted cash	(374)	(580)
Cash, cash equivalents and restricted cash at beginning of period	3,425	4,614
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,051	$4,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

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

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for fair presentation, have been included. Interim results are not necessarily indicative of results for a full year. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the "2025 Form 10-K"). Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

The accompanying condensed consolidated financial statements include the accounts of Venture Global, Inc. and its controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Restricted Cash

The following table summarizes the components of restricted cash:

	March 31, 2026	December 31, 2025

Current restricted cash
Debt service reserves	$119	$121
Other project reserves	216	74
Total current restricted cash	$335	$195

Noncurrent restricted cash
Construction reserves	$1,012	$770
Debt service reserves	105	105
Total noncurrent restricted cash	$1,117	$875

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025

Cash and cash equivalents	$1,599	$2,355
Current restricted cash	335	195
Noncurrent restricted cash	1,117	875
Cash, cash equivalents, and restricted cash per the condensed consolidated statements of cash flows	$3,051	$3,425

Note 3 – Revenue from Contracts with Customers

The following table summarizes the disaggregation of revenue earned from contracts with customers:

	Three months ended March 31,
	2026	2025

LNG revenue	$4,575	$2,880
Other revenue	24	14
Total revenue	$4,599	$2,894

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2026
	Unsatisfied transaction price(a)	Weighted average recognition timing (in years)

LNG revenue	$336.5	19.4 years
____________
(a)    A portion of the transaction price is based on the forecasted Henry Hub index as of March 31, 2026.

Significant judgments were made when estimating the transaction price allocated to future performance obligations. These include i) the best estimate of when the Company's respective projects will reach COD and the post-COD SPAs will commence, which is currently expected to occur in 2026 and 2027 for Phases 1 and 2 of the Plaquemines Project, respectively, and 2029 and 2030 for Phases 1 and 2 of the CP2 Project, respectively, and ii) reductions to the transaction price to reflect management's best estimate of variable consideration. This variable consideration relates to the pending disputes with Calcasieu Project post-COD SPA customers who are asserting that the Calcasieu Project was delayed in declaring COD under the respective post-COD SPAs.

Note 4 – Inventory

The following table summarizes the components of inventory:

	March 31, 2026	December 31, 2025

Spare parts and materials	$168	$159
LNG	26	56
LNG in-transit	32	24
Other	15	14
Total inventory, net	$241	$253

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment

The following table presents the components of property, plant and equipment, net and their estimated useful lives (in years):

	Estimated useful life	March 31, 2026	December 31, 2025

Terminal and interconnected pipeline facilities(a)	4-48	$34,266	$32,651
Construction in progress	N/A	8,957	7,641
Advanced equipment and construction payments	N/A	5,760	5,541
LNG tankers	25	2,037	1,780
Other(b)	2-35	719	711
Total property, plant and equipment at cost		51,739	48,324
Accumulated depreciation		(1,985)	(1,736)
Total property, plant and equipment, net		$49,754	$46,588
____________
(a)    In the third quarter of 2025, the Company determined that it was reasonably certain to exercise certain options to renew various land leases thereby extending the remaining lease terms and therefore extended the estimated useful lives of the terminal assets previously constrained by the terms of the land lease to which they are affixed. This resulted in a $91 million reduction to depreciation expense, or $0.04 increase in basic and diluted earnings per share for the three months ended March 31, 2026. See Note 6 – Leases for further discussion.
(b)     Includes finance lease assets, buildings, and land, which does not depreciate. See Note 6 – Leases for further discussion.

The following table presents depreciation expense recognized on the condensed consolidated statements of operations:

	Three months ended March 31,
	2026	2025

Depreciation expense	$249	$214

Note 6 – Leases

Operating leases consist primarily of leased land, LNG tankers, and office space and facilities. Finance leases consist primarily of leased marine vessels and a bridge.

The following table presents the line item classification of right-of-use assets and lease liabilities on the condensed consolidated balance sheets:

	Line item	March 31, 2026	December 31, 2025

Right-of-use assets—operating	Right-of-use assets	$731	$737
Right-of-use assets—finance	Property, plant and equipment, net	286	286
Total right-of-use assets		$1,017	$1,023

Current operating lease liabilities	Accrued and other liabilities	$56	$62
Current finance lease liabilities	Accrued and other liabilities	9	9
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	697	696
Noncurrent finance lease liabilities	Other noncurrent liabilities	247	249
Total lease liabilities		$1,009	$1,016

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's lease costs are presented in various line items consistent with the underlying nature of the lease. The following table presents the components of total lease costs included in the condensed consolidated statements of operations.

	Three months ended March 31,
	2026	2025

Operating lease cost	$37	$33
Finance lease cost	9	9
Total lease cost	$46	$42

Note 7 – Accrued and Other Liabilities

Components of accrued and other liabilities included:

	March 31, 2026	December 31, 2025

Construction and equipment costs	$1,031	$819
Natural gas purchases	633	892
Interest	473	534
Compensation	177	232
Settlement of Calcasieu Funding preferred units	109	—
Distributions to non-controlling interests	34	—
Derivative liabilities	69	104
Other	243	214
Total accrued and other liabilities	$2,769	$2,795

Note 8 – Debt

The following table summarizes outstanding debt:

	Maturity	March 31, 2026	December 31, 2025

Fixed rate:
VGLNG Senior Secured Notes(a)	2028 - 2032	$11,000	$11,000
VGCP Senior Secured Notes(b)	2029 - 2033	4,750	4,750
VGPL Senior Secured Notes(c)	2030 - 2036	9,500	9,500
Other fixed rate debt(d)	2029	84	84
Variable rate:
Calcasieu Pass Credit Facilities	2026	757	806
Plaquemines Credit Facilities	2029	2,683	2,683
CP2 Credit Facilities	2032	4,555	1,860
CP2 Holdings EBL Facilities	2028	2,664	3,000
Blackfin Credit Facilities	2030 - 2032	1,151	1,129
Total outstanding debt		37,144	34,812
Less: Unamortized debt discount, premium and issuance costs		(562)	(607)
Total outstanding debt, net		36,582	34,205
Less: Current portion of long-term debt, net		(126)	(812)
Total long-term debt, net		$36,456	$33,393
____________
(a)The Venture Global LNG, Inc. ("VGLNG") Senior Secured Notes are secured on a pari passu basis by a first-priority security interest in substantially all of the existing and future assets of VGLNG and the future guarantors, if any. In addition, VGLNG has pledged its membership interests in certain material direct subsidiaries as collateral to secure its obligations under the VGLNG Senior Secured Notes.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b)The obligations of Venture Global Calcasieu Pass, LLC ("VGCP") under the VGCP Senior Secured Notes are guaranteed by TransCameron Pipeline, LLC ("TCP") and secured on a pari passu basis by a first-priority security interest in certain assets that secure the Calcasieu Pass Credit Facilities.
(c)The obligations of Venture Global Plaquemines LNG, LLC ("VGPL") under the VGPL Senior Secured Notes are guaranteed by Venture Global Gator Express, LLC ("Gator Express") and secured on a pari passu basis by a first-priority security interest in the assets that secure the Plaquemines Credit Facilities.
(d)Secured by a first priority interest in corporate property.

Fixed rate debt

VGCP Senior Secured Notes

In April 2026, VGCP issued $750 million aggregate principal amount of 6.000% senior secured notes due 2036 (the “VGCP 2036 Notes”). The net proceeds from the issuance of the VGCP 2036 Notes, hedge termination proceeds, and cash on hand were used to prepay, in full, the $757 million outstanding under the Calcasieu Pass Construction Term Loan and to pay costs incurred with the offering. As a result of the refinancing, the Calcasieu Pass Construction Term Loan is classified as noncurrent on the condensed consolidated balance sheets as of March 31, 2026. See Note 20 – Subsequent Events.

Variable rate debt — LNG projects

Below is a summary of senior secured committed credit facilities outstanding for our LNG projects as of March 31, 2026:

	Calcasieu Pass Credit Facilities(a)		Plaquemines Credit Facilities(b)		CP2 Credit Facilities(c)
	Calcasieu Pass Construction Term Loan	Calcasieu Pass Working Capital Facility	Plaquemines Construction Term Loan	Plaquemines Working Capital Facility	CP2 Construction Term Loan	CP2 Working Capital Facility	CP2 Holdings EBL Facilities(d)

Total commitments	$5,477	$555	$12,948	$2,100	$19,100	$1,600	$3,000
Less:
Outstanding balances	757	—	2,529	154	4,555	—	2,664
Commitments prepaid or terminated	4,720	—	10,419	—	—	—	336
Letters of credit issued	—	253	—	1,355	—	183	—
Available commitments	$—	$302	$—	$591	$14,545	$1,417	$—
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
(c)The obligations of Venture Global CP2 LNG, LLC ("CP2") as the borrower are guaranteed by CP2 Procurement, LLC ("CP2 Procurement") and Venture Global CP Express, LLC ("CP Express") and secured by a first-priority lien on substantially all of the assets of CP2, CP2 Procurement and CP Express, as well as all of the membership interests in those companies.
(d)CP2 LNG Holdings, LLC ("CP2 Holdings") as the borrower has pledged all its assets as collateral to secure its obligations under the CP2 Holdings EBL Facilities.

Final Investment Decision ("FID") for Phase 2 of the CP2 Project

In March 2026, Phase 2 of the CP2 Project achieved FID. The Company obtained $8.6 billion in additional project financing to fund the development and construction of Phase 2 of the CP2 Project by amending and restating its CP2 Credit Facilities to upsize (i) the $11.3 billion CP2 Construction Term Loan by $7.9 billion and (ii) the $850 million CP2 Working Capital Facility by $750 million. This resulted in an aggregate amount of $20.7 billion under the CP2 Credit Facilities to fund a portion of the project costs for Phases 1 and 2 of the CP2 Project and select activities for the CP2 Expansion Project. In connection with the upsizing of the CP2 Credit Facilities, CP2 incurred

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

debt issuance costs of $313 million primarily related to lender fees which are amortized over the term of the credit facility.

The CP2 Credit Facilities can be voluntarily prepaid at any time without premium or penalty.

Calcasieu Funding Credit Facility

In April 2026, Calcasieu Pass Funding, LLC ("Calcasieu Funding"), an indirect controlled subsidiary of the Company, entered into a $1.75 billion variable rate senior secured term loan B facility (the "Calcasieu Funding TLB Facility") due April 2033. A portion of the proceeds from the financing were used to redeem, in full, the $1.6 billion CP Funding Redeemable Preferred Units, as defined and discussed in Note 14 – Redeemable Stock of Subsidiary, and pay costs incurred in connection with the offering. See Note 20 – Subsequent Events.

Variable rate debt — pipeline infrastructure projects

Below is a summary of senior secured committed credit facilities outstanding for the Company's pipeline infrastructure projects as of March 31, 2026:

	Blackfin Credit Facilities(a)
	Blackfin TLA Facility	Blackfin TLB Facility	Blackfin Working Capital Facility

Total commitments	$425	$1,075	$75
Less:
Outstanding balances	79	1,072	—
Commitments prepaid or terminated	—	3	—
Available commitments	$346	$—	$75
____________
(a)Blackfin, as borrower, has pledged all its assets as collateral to secure its obligations under the Blackfin Credit Facilities.

VGLNG Revolving Credit Facility

Below is a summary of senior secured committed credit facilities outstanding for the VGLNG Revolving Credit Facility as of March 31, 2026:

VGLNG Revolving Credit Facility(a)

Total commitments	$2,000
Less:
Outstanding balances	—
Available commitments	$2,000
____________
(a)The VGLNG Revolving Credit Facility matures on November 7, 2030. Borrowings under the VGLNG Revolving Credit Facility are secured by a first-priority perfected security interest in, subject to certain exceptions, substantially all of the existing and future assets of VGLNG and any future guarantors, if any. As of March 31, 2026, there are no guarantors. If certain of VGLNG’s subsidiaries incur or guarantee certain amounts of indebtedness in the future, then they will be required to guarantee the VGLNG Revolving Credit Facility.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on debt

The following table presents the total interest expense incurred on debt and other instruments:

	Three months ended March 31,
	2026	2025

Stated interest	$630	$526
Amortization of debt discounts, premiums and issuance costs	58	32
Other interest and fees	36	11
Total interest cost	724	569
Capitalized interest	(280)	(293)
Total interest expense, net	$444	$276

Note 9 – Derivatives

Overview of derivative instruments

Interest rate swaps

The Company has entered into interest rate swaps to mitigate its exposure to variability in interest payments associated with certain variable rate debt. None of the Company's interest rate swaps was designated as cash flow hedges as of March 31, 2026 or December 31, 2025.

The following table summarizes outstanding interest rate swaps, all of which receive variable rate compounding U.S. Secured Overnight Financing Rate ("SOFR"):

					Outstanding notional as of
Debt instrument	Latest maturity	Mandatory early termination	Pay fixed rate(a)	Maximum notional	March 31, 2026	December 31, 2025

CP2 Credit Facilities	2050	2032	4.04%	$13,319	$2,970	$1,402
Plaquemines Credit Facilities	2047	2029	2.46%	2,051	2,051	2,051
Blackfin Credit Facilities	2047	2030 & 2032	3.71%	1,189	1,189	1,191
Calcasieu Pass Credit Facilities(b)	2036	2026	2.56%	735	735	783
Total notional				$17,294	$6,945	$5,427
____________
(a)Represents a weighted-average fixed rate based on the maximum notional.
(b)In April 2026, the Company settled, in full, the Calcasieu Pass Construction Term Loan and associated interest rate swaps. See Note 20 – Subsequent Events for further discussion.

Natural gas supply contracts

The Company has natural gas supply contracts for the supply of feed gas to its projects. None of the Company's natural gas supply contracts was designated as normal purchases and normal sales or hedges as of March 31, 2026 or December 31, 2025.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes outstanding natural gas supply contracts recognized as derivatives (notional amount in millions of MMBtus):

		Total notional as of
	Latest maturity	March 31, 2026	December 31, 2025

Total notional	2039	4,304	3,613

Overview of results

The following table summarizes the fair value and classification of derivatives on the condensed consolidated balance sheets:

	Balance sheet location	March 31, 2026	December 31, 2025

Assets
Interest rate swaps	Derivative assets	$40	$36
Natural gas supply contracts	Derivative assets	48	29
Interest rate swaps	Noncurrent derivative assets	203	203
Natural gas supply contracts	Noncurrent derivative assets	3	13
Total assets		$294	$281

Liabilities
Interest rate swaps	Accrued and other liabilities	$29	$32
Natural gas supply contracts	Accrued and other liabilities	40	72
Interest rate swaps	Other noncurrent liabilities	63	63
Natural gas supply contracts	Other noncurrent liabilities	87	89
Total liabilities		$219	$256

The following table presents the gross and net fair value of outstanding derivatives:

	March 31, 2026			December 31, 2025
	Gross balance	Balance subject to netting	Net balance	Gross balance	Balance subject to netting	Net balance

Derivative assets	$312	$(18)	$294	$296	$(15)	$281
Derivative liabilities	(237)	18	(219)	(271)	15	(256)

The following table presents the pre-tax effects of derivative instruments recognized in earnings:

		Three months ended March 31,
	Line item	2026	2025

Natural gas supply contracts	Cost of sales	$(45)	$38
Natural gas supply contracts	Development expense	3	—
Interest rate swaps	Gain (loss) on interest rate swaps	15	(192)

Credit-risk related contingent features

Interest rate swaps

The interest rate swap agreements contain cross default provisions whereby if the Company were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

settle the outstanding derivative liability positions with its counterparties. As of March 31, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. The aggregate fair value of the Company's interest rate swap derivative instruments with credit-risk related contingent features in a net liability position was $92 million as of March 31, 2026.

Natural gas supply contracts

Certain natural gas supply contracts contain credit risk-related contingent features which stipulate that if the Company's credit ratings were to change, it could lead to a change in required collateral. The aggregate fair value of the Company's natural gas supply contracts with credit-risk related contingent features in a net liability position was $57 million. The Company posted $90 million of collateral associated with these credit-risk related contingent features in the form of letters of credit under the Calcasieu Pass Working Capital Facility as of March 31, 2026.

Note 10 – Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis and indicates their levels within the fair value hierarchy:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Money market funds(a)	$355	$—	$—	$355	$340	$—	$—	$340
Interest rate swaps(b)	—	245	—	245	—	245	—	245
Natural gas supply contracts(b)	—	—	67	67	—	1	50	51
Total	$355	$245	$67	$667	$340	$246	$50	$636

Liabilities
Interest rate swaps(c)	$—	$93	$—	$93	$—	$102	$—	$102
Natural gas supply contracts(c)	—	2	142	144	—	20	149	169
Total	$—	$95	$142	$237	$—	$122	$149	$271
_______________
(a)Included in cash and cash equivalents on the condensed consolidated balance sheets.
(b)Included in derivative assets and noncurrent derivative assets on the condensed consolidated balance sheets.
(c)Included in accrued and other liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

Interest rate swaps

The fair values of the Company's interest rate swaps are classified as Level 2 and determined using a discounted cash flow method that incorporates observable inputs. The fair value calculation includes a credit valuation adjustment and forward interest rate curves for the same periods of the future maturity dates of the interest rate swaps. For further discussion, see Note 9 – Derivatives.

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

Due to the uncertainty surrounding these inputs, certain natural gas supply contracts are classified as Level 3 in the fair value hierarchy. Changes in these inputs can have a significant impact on the valuation of the Company's

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

natural gas supply contracts, which can result in a significantly higher or lower estimated fair value. See Note 9 – Derivatives for further discussion.

The following table includes quantitative information for the unobservable inputs for Level 3 natural gas supply contracts as of March 31, 2026 (natural gas price amounts in dollars):

Valuation approach	Significant unobservable input	Range of significant unobservable input	Arithmetic average of significant unobservable input

Discounted cash flow	Forward natural gas price per MMBtu(a)	$2.61 to $5.80	$3.70
Option pricing model	Volatility	12.4% to 62.6%	24.3%
____________
(a)    At illiquid delivery locations.

The following table sets forth a reconciliation of changes in the net fair value of derivative instruments measured at fair value on a recurring basis using Level 3 inputs:

	Three months ended March 31,
	2026	2025

Beginning balance as of January 1	$(99)	$6
Total realized and unrealized loss included in earnings	(27)	(10)
Settlements	62	(24)
Transfer into Level 3	(11)	—
Ending balance as of March 31	$(75)	$(28)

Unrealized gain (loss) included in earnings	$35	$(34)

Other financial instruments

The following table presents the carrying value, fair value and fair value hierarchy of outstanding debt instruments in the condensed consolidated balance sheets:

	March 31, 2026
	Carrying value	Fair value
		Level 1	Level 2	Level 3	Total

Fixed rate debt	$25,334	$26,158	$84	$—	$26,242
Variable rate debt	11,810	1,080	10,738	—	11,818

	December 31, 2025
	Carrying value	Fair value
		Level 1	Level 2	Level 3	Total

Fixed rate debt	$25,334	$25,426	$84	$—	$25,510
Variable rate debt	9,478	1,078	8,403	—	9,481

Note 11 – Income Taxes

The Company's provision for income taxes is based on an estimated annual effective tax rate, plus discrete items. The Company's effective tax rate was 15.1% for the three months ended March 31, 2026, and was different from the statutory income tax rate due to a combination of factors including stock option windfall tax benefits, the

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign-Derived Deduction-Eligible Income ("FDDEI") deduction, non-deductible expenses, and valuation allowance adjustments.

The Company's effective tax rate was 22.6% for the three months ended March 31, 2025, and was different from the statutory income tax rate due to a combination of factors including non-deductible expenses and valuation allowance adjustments caused by a change in the realizability of certain deferred tax assets.

Note 12 – Commitments and Contingencies

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company. This could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2026.

Disputes with certain customers under the Calcasieu Project's post-COD SPAs are accounted for under ASC 606, Revenue from Contracts with Customers. See Note 3 – Revenue from Contracts with Customers for discussion of certain disputes with customers.

Credit arrangements

The Company has entered into certain credit arrangements to secure the transportation and supply of natural gas, regasification capacity, and certain equity guarantees for the CP2 Credit Facilities. As of March 31, 2026, the maximum undiscounted potential exposure associated with these arrangements was $825 million. This amount is not currently recognized as a liability on our condensed consolidated balance sheet. To date, no amounts have been drawn against these arrangements.

Note 13 – Equity

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

As of March 31, 2026 and December 31, 2025, the Company had 200 million shares of preferred stock, 4.4 billion shares of Class A common stock and 3.0 billion shares of Class B common stock authorized for issuance.

Note 14 – Redeemable Stock of Subsidiary

In August 2019, Calcasieu Funding, an indirect controlled subsidiary of the Company, issued 9 million redeemable preferred units (the "CP Funding Redeemable Preferred Units"). The Redeemable Preferred Units incurred cumulative, quarterly distributions which were paid in cash or in-kind by increasing the face value of the Redeemable Preferred Units.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2026, the Company declared a cash settlement of $42 million for the quarterly distribution and cash settlement of $67 million, or 356,067 units, for previously accrued distributions on the CP Funding Redeemable Preferred Units. These declared settlements were recognized in accrued and other liabilities on the condensed consolidated balances sheet as of March 31, 2026. There were no cash settlements declared during the three months ended March 31, 2025.

The following table summarizes the change in redeemable stock of subsidiary on the condensed consolidated balance sheets:

	Three months ended March 31,
	2026	2025

Beginning balance as of January 1	$1,696	$1,529
Net income attributable to preferred units(a)	42	38
Settlement of preferred units	(109)	—
Ending balance as of March 31	$1,629	$1,567
____________
(a)Presented as net income attributable to redeemable stock of subsidiary on the condensed consolidated statements of operations.

In April 2026, Calcasieu Funding redeemed in full the CP Funding Redeemable Preferred Units, thereby removing the requirement to settle accrued distributions on the CP Funding Preferred Units prior to distributing available cash to VGLNG or its affiliates. See Note 8 – Debt and Note 20 – Subsequent Events for further discussion.

Note 15 – Non-Controlling Interests

VGLNG Series A Preferred Shares

During the three months ended March 31, 2026 and 2025, the Company accumulated dividends of $68 million, or $22.50 per share, and declared and paid dividends of $135 million, or $45.00 per share, on the VGLNG Series A Preferred Shares. The balance of accumulated but undeclared dividends was $1 million, or $0.25 per share and $68 million, or $22.75 per share, as of March 31, 2026 and December 31, 2025, respectively.

Calcasieu Holdings

In August 2019, Calcasieu Pass Holdings, LLC ("Calcasieu Holdings"), an indirect controlled subsidiary of the Company, issued 4 million convertible preferred units (the "CP Holdings Convertible Preferred Units"), which represent third-party ownership in the net assets of Calcasieu Holdings.

Upon COD of the Calcasieu Project in April 2025, the CP Holdings Convertible Preferred Units converted into Class B common units of Calcasieu Holdings. This conversion was equal to approximately 23% of the total outstanding common units of Calcasieu Holdings, reducing the Company's common equity interest in the Calcasieu Project to approximately 77%.

Prior to COD, the CP Holdings Convertible Preferred Units paid a cumulative quarterly distribution recognized as net income attributable to non-controlling interests. Subsequent to COD, the Class B common units of Calcasieu Holdings are adjusted by the amount of earnings or other comprehensive income attributable to the Class B common unit ownership.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the third-party ownership in the net assets of Calcasieu Holdings:

	Three months ended March 31,
	2026	2025

Beginning balance as of January 1	$593	$575
Net income attributable to non-controlling interests	27	15
Distributions	(34)	(15)
Ending balance as of March 31	$586	$575

Note 16 – Earnings per Share

Earnings per share is calculated using the two-class method and presented on a combined basis since the Class A common stock and the Class B common stock have identical rights and privileges, except for voting rights.

The following table sets forth the computation of net income per share attributable to the Class A and the Class B common stock outstanding (share amounts in millions):

	Three months ended March 31,
	2026	2025

Net income	$625	$517
Less: Net income attributable to redeemable stock of subsidiary	42	38
Less: Net income attributable to non-controlling interests	27	15
Less: Dividends on VGLNG Series A preferred shares	68	68
Net income attributable to common stockholders	$488	$396

Weighted average shares of common stock outstanding
Basic	2,463	2,399
Dilutive stock options outstanding	172	244
Diluted	2,635	2,643
Net income attributable to common stockholders per share—basic(a)	$0.20	$0.17
Net income attributable to common stockholders per share—diluted(a)	$0.19	$0.15

Anti-dilutive stock options excluded from diluted net income per share	33	14
____________
(a)    Earnings per share may not recalculate exactly due to rounding.

Note 17 – Supplemental Cash Flow Information

The following table sets forth supplemental disclosure of cash flow information:

	Three months ended March 31,
	2026	2025

Accrued capital expenditures	$1,521	$978
Cash paid for interest, net of amounts capitalized	439	253
Cash paid for operating leases	36	43

Note 18 – Segment Information

The following tables present financial information by segment, including significant segment expenses regularly provided to the chief operating decision maker, and a reconciliation of segment income (loss) from

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations to income before income tax expense on the condensed consolidated statements of operations for the periods indicated.

	Three months ended March 31, 2026
	Calcasieu Project	Plaquemines Project	CP2 Project	Sales and Shipping	Corporate, other and eliminations	Total

Revenue	$1,085	$3,393	$—	$818	$(697)	$4,599

Operating expense
Cost of sales	779	2,044	—	628	(667)	2,784
Operating and maintenance expense	75	105	22	72	(4)	270
General and administrative expense	4	17	16	1	59	97
Development expense	—	18	12	—	16	46
Depreciation and amortization	45	168	—	18	20	251
Total operating expense	903	2,352	50	719	(576)	3,448

Income (loss) from operations	$182	$1,041	$(50)	$99	$(121)	$1,151
Interest income						28
Interest expense, net						(444)
Gain on interest rate swaps						15
Loss on financing transactions						(13)
Loss on foreign currency transactions						(1)
Income before income tax expense						$736

	Three months ended March 31, 2025
	Calcasieu Project	Plaquemines Project	CP2 Project	Sales and Shipping	Corporate, other and eliminations	Total

Revenue	$1,638	$1,186	$1	$481	$(412)	$2,894

Operating expense
Cost of sales	536	540	—	392	(409)	1,059
Operating and maintenance expense	131	74	1	49	(3)	252
General and administrative expense	4	16	14	2	69	105
Development expense	—	10	149	—	23	182
Depreciation and amortization	65	131	—	6	14	216
Total operating expense	736	771	164	449	(306)	1,814

Income (loss) from operations	$902	$415	$(163)	$32	$(106)	$1,080
Interest income						56
Interest expense, net						(276)
Loss on interest rate swaps						(192)
Income before income tax expense						$668

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the capital expenditures and total assets by segment for the periods indicated:

	Capital expenditures(a)		Total assets
	Three months ended March 31,		March 31, 2026	December 31, 2025
	2026	2025

Calcasieu Project	$3	$8	$6,910	$6,955
Plaquemines Project	321	2,216	26,145	26,256
CP2 Project	2,404	684	14,381	10,857
Sales and shipping	179	74	2,693	2,485
Corporate, other and eliminations	274	496	6,171	6,893
Total	$3,181	$3,478	$56,300	$53,446
____________
(a)    Includes financed capital expenditures.

Note 19 – Recent Accounting Pronouncements

The following table provides a description of a recently issued accounting pronouncement that has not yet been adopted as of March 31, 2026. Accounting pronouncements not listed below were assessed and determined to not have a material impact to the condensed consolidated financial statements.

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

Note 20 – Subsequent Events

In April 2026, Calcasieu Funding entered into, and fully drew, the $1.75 billion Calcasieu Funding TLB Facility. Proceeds from the Calcasieu Funding TLB Facility were used to redeem, in full, the $1.6 billion CP Funding Redeemable Preferred Units. See Note 8 – Debt and Note 14 – Redeemable Stock of Subsidiary for further discussion.

In April 2026, VGCP issued the $750 million VGCP 2036 Notes and prepaid, in full, the $757 million outstanding under the Calcasieu Pass Construction Term Loan. See Note 8 – Debt for further discussion.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements and the accompanying notes thereto, included in Item 1.—Financial Statements of this Form 10-Q, and discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2025 Form 10-K. In addition to historical condensed consolidated financial information, this Form 10-Q contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in the Cautionary Statement on Forward-Looking Statements in this Form 10-Q and elsewhere in Item 1A.—Risk Factors of our 2025 Form 10-K. Except for per MMBtu amounts, or as otherwise specified, dollar amounts presented within tables are stated in millions.

Executive Summary

Our Financial Results.

	Three months ended March 31,
	2026	2025

Income from operations	$1,151	$1,080

LNG volumes sold (TBtu)	480.8	228.3
Weighted average price of LNG volumes sold (per MMBtu)
Liquefaction fee(1)	$3.82	$8.55
Commodity fee	5.69	4.23
Weighted average price of LNG volumes sold	$9.51	$12.78
____________
(1)    Includes fixed liquefaction fees and fees indexed to foreign gas markets, exclusive of an implied commodity fee.

Our income from operations for the three months ended March 31, 2026 increased compared to the prior year primarily due to higher sales volumes at our Plaquemines Project as a result of the continued ramp up of LNG production, and lower development costs at our CP2 Project following its declaration as probable during 2025, after which the majority of development costs were capitalized. These increases were partially offset by lower weighted average LNG sales prices, driven by lower prices under our Plaquemines Project LNG Commissioning Sales Agreements and lower prices under our Calcasieu Project post-COD SPAs as compared to prices under its LNG Commissioning Sales Agreements, as well as higher costs of feed gas.

Our LNG Projects

Calcasieu Project. Our initial LNG export facility declared COD and commenced the sale of LNG to its customers under its post-COD SPAs on April 15, 2025. Prior to COD, the Calcasieu Project sold LNG under LNG Commissioning Sales Agreements.

Plaquemines Project. Production and sales of LNG from our second LNG export facility increased during the period while physical construction and commissioning continued to advance. In March 2026, the DOE approved our application to increase authorized exports to Non-FTA Nations from 24.0 mtpa to 27.2 mtpa. Additionally, we submitted a new DOE export application to further increase the authorized export volumes to 35.0 mtpa.

CP2 Project. In March 2026, Phase 2 of the CP2 Project achieved FID and obtained $8.6 billion in additional project financing to fund the development and construction of Phase 2 of the CP2 Project. During the three months ended March 31, 2026, we incurred $2.9 billion of project costs, the majority of which were capitalized, primarily associated with construction activities and purchases of equipment.

In February 2026, the CP2 Project executed a 20-year post-COD SPA for the delivery of 1.5 mtpa from Phase 2 of the CP2 Project, increasing the total expected post-COD capacity under contract from 26.0 mtpa to 27.5 mtpa.

Other Developments.

In 2026, VG Commodities has executed various new five-year LNG sales agreements totaling approximately 3.0 mtpa, further advancing our strategy of maintaining a diversified portfolio of short- medium- and long-term LNG sales agreements to optimize pricing and manage risk across our portfolio of assets.

In April 2026, we strengthened our financial position by redeeming, in full, the CP Funding Redeemable Preferred Units, which carried a stated cash interest rate of 10% and various liquidity restrictions, using proceeds from the newly issued variable rate Calcasieu Funding TLB Facility. Additionally, we repaid, in full, the outstanding balance of the Calcasieu Pass Construction Term Loan, which was due in August 2026, with proceeds from the newly issued VGCP 2036 Notes.

Consolidated Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table shows a summary of our consolidated results of operations for the periods indicated:

	Three months ended March 31,		Change
	2026	2025	($)	(%)

REVENUE	$4,599	$2,894	$1,705	59%

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,784	1,059	1,725	163%
Operating and maintenance expense	270	252	18	7%
General and administrative expense	97	105	(8)	(8)%
Development expense	46	182	(136)	(75)%
Depreciation and amortization	251	216	35	16%
Total operating expense	3,448	1,814	1,634	90%

INCOME FROM OPERATIONS	1,151	1,080	71	7%

OTHER INCOME (EXPENSE)
Interest income	28	56	(28)	(50)%
Interest expense, net	(444)	(276)	(168)	61%
Gain (loss) on interest rate swaps	15	(192)	207	108%
Loss on financing transactions	(13)	—	(13)	NM
Loss on foreign currency transactions	(1)	—	(1)	NM
Total other expense	(415)	(412)	(3)	1%

INCOME BEFORE INCOME TAX EXPENSE	736	668	68	10%
Income tax expense	111	151	(40)	(26)%
NET INCOME	625	517	108	21%

Less: Net income attributable to redeemable stock of subsidiary	42	38	4	11%
Less: Net income attributable to non-controlling interests	27	15	12	80%
Less: Dividends on VGLNG Series A Preferred Shares	68	68	—	—%
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$488	$396	$92	23%
____________
NM    Percentage not meaningful.

Revenue

Revenue was $4.6 billion for the three months ended March 31, 2026, a $1.7 billion, or 59%, increase from $2.9 billion for the three months ended March 31, 2025. This increase was primarily due to $3.1 billion from higher LNG sales volumes primarily at the Plaquemines Project due to the continued ramp up of LNG production. This increase was partially offset by lower net LNG sales prices of $1.4 billion due to lower commissioning sales prices at our Plaquemines Project and the transition from commissioning sales to sales under our post-COD SPAs at our Calcasieu Project.

Operating Expense

Cost of Sales

Cost of sales was $2.8 billion for the three months ended March 31, 2026, a $1.7 billion, or 163%, increase from $1.1 billion for the three months ended March 31, 2025. This increase was due to $1.3 billion from higher LNG sales volumes primarily at the Plaquemines Project due to the continued ramp up of LNG production, and $531 million from higher costs of feed gas. These increases were partially offset by an $83 million favorable change in the fair value of our natural gas supply contracts.

Operating and Maintenance Expense

Operating and maintenance expense was $270 million for the three months ended March 31, 2026, an $18 million, or 7%, increase from $252 million for the three months ended March 31, 2025. This increase was primarily due to:
•$31 million at Plaquemines for higher maintenance and operational insurance costs in support of the ramp up of LNG production;
•$21 million at the CP2 Project due to an increase in personnel costs primarily associated with higher headcount; and
•$19 million primarily due to a higher number of LNG tankers in operation and an increase in regasification costs.

These increases were partially offset by a $56 million reduction in operating costs at the Calcasieu Project primarily due to lower commissioning and remediation work and legal fees.

General and Administrative Expense

General and administrative expense was $97 million for the three months ended March 31, 2026, an $8 million, or 8%, decrease from $105 million for the three months ended March 31, 2025. This decrease was primarily due to lower compensation expense of $21 million. This decrease was partially offset by increased non-personnel costs of $13 million primarily due to increases in legal and management fees.

Development Expense

Development expense was $46 million for the three months ended March 31, 2026, a $136 million, or 75%, decrease from $182 million for the three months ended March 31, 2025. This decrease was primarily due to lower development costs of $137 million due to costs being expensed prior to the CP2 Project being declared probable during 2025, and the majority of the costs to develop the facility subsequently being capitalized.

Depreciation and Amortization

Depreciation and amortization was $251 million for the three months ended March 31, 2026, a $35 million, or 16%, increase from $216 million for the three months ended March 31, 2025. This increase was primarily due to placing a portion of the Plaquemines Project assets and additional LNG tankers in service from an accounting perspective throughout 2025 and 2026. This increase was partially offset by a decrease of $91 million due to an extension of the estimated useful lives of certain LNG facility assets in the third quarter of 2025 to align with the extended remaining terms of certain land leases to which the LNG facility assets are affixed.

Other Income or Expense

Interest Income

Interest income was $28 million for the three months ended March 31, 2026, a $28 million, or 50%, decrease from $56 million for the three months ended March 31, 2025. This decrease was primarily due to lower average cash balances and interest rates during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Interest Expense, Net

Interest expense, net was $444 million for the three months ended March 31, 2026, a $168 million, or 61%, increase from $276 million for the three months ended March 31, 2025. This increase was primarily due to higher non-capitalizable interest costs due to placing a portion of the Plaquemines Project assets in service in accordance with the applicable accounting guidance and higher commitment fees.

Gain (Loss) on Interest Rate Swaps

Gain on interest rate swaps was $15 million for the three months ended March 31, 2026, a $207 million, or 108%, favorable change from a loss on interest rate swaps of $192 million for the three months ended March 31, 2025. This favorable change was primarily due to an increase in the forward interest rate curves during the three months ended March 31, 2026, compared to a decrease during the three months ended March 31, 2025, resulting in:
•a $195 million favorable change on the Plaquemines Project interest rate swaps; and
•a $10 million favorable change on the Calcasieu Project interest rate swaps.

Loss on Financing Transactions

Loss on financing transactions was $13 million for the three months ended March 31, 2026. This increase was due to the write-off of debt issuance costs associated with the partial prepayment of the CP2 Holdings EBL Facilities during the three months ended March 31, 2026. There was no similar activity during the same period in 2025.

Loss on Foreign Currency Transactions

Loss on foreign currency transactions was $1 million for the three months ended March 31, 2026.

Income Tax Expense

Income tax expense was $111 million for the three months ended March 31, 2026, a $40 million, or 26%, decrease from $151 million for the three months ended March 31, 2025, primarily due to an increase in tax benefits associated with employee stock option exercises and the impact of the FDDEI deduction, partially offset by an increase in income before income tax expense. Our effective tax rate was 15.1% for the three months ended March 31, 2026, compared to 22.6% for the three months ended March 31, 2025. The 2026 effective tax rate was impacted primarily by the recognition of tax benefits upon the exercise of employee stock options, the impact of the FDDEI deduction, as well as a combination of non-deductible expenses and changes in the valuation allowance against certain deferred tax assets.

Net Income Attributable to Redeemable Stock of Subsidiary

Net income attributable to redeemable stock of subsidiary was $42 million for the three months ended March 31, 2026, a $4 million, or 11%, increase from $38 million for the three months ended March 31, 2025. This increase was due to a higher average balance of the CP Funding Redeemable Preferred Units.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $27 million for the three months ended March 31, 2026, a $12 million, or 80%, increase from $15 million for the three months ended March 31, 2025. This increase was due to the allocation of earnings to the Calcasieu Holdings Class B common unit holders based on ownership interests subsequent to COD of the Calcasieu Project, compared to a stated allocation of 10% per annum prior to COD in for the three months ended March 31, 2025.

Dividends on VGLNG Series A Preferred Shares

Dividends on VGLNG Series A Preferred Shares were $68 million for the three months ended March 31, 2026 and 2025.

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

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table shows a summary of our segment income (loss) from operations for the periods indicated:

	Three months ended March 31,		Change
	2026	2025	($)	(%)

Calcasieu Project	$182	$902	$(720)	(80)%
Plaquemines Project	1,041	415	626	151%
CP2 Project	(50)	(163)	113	(69)%
Sales and shipping	99	32	67	209%
Corporate, other and eliminations	(121)	(106)	(15)	14%
Total	$1,151	$1,080	$71	7%

Calcasieu Project

	Three months ended March 31,
	2026	2025

LNG volumes sold (TBtu)(1)	141.3	125.2
Weighted average price of LNG volumes sold (per MMBtu)(2)	$7.62	$13.03
____________
(1)    Inclusive of 7.6 TBtu and 14.8 TBtu sold to VG Commodities and eliminated in consolidation during the three months ended March 31, 2026 and 2025, respectively.
(2)    Inclusive of $4.91 and $11.47 weighted average price of LNG sold to VG Commodities and eliminated in consolidation during the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the Calcasieu Project had income from operations of $182 million, a $720 million, or 80%, decrease from $902 million for the three months ended March 31, 2025.
This decrease was primarily due to:
•a decrease in revenue of $553 million due to:
◦lower LNG sales prices of $764 million under our post-COD SPAs in 2026 as compared to our LNG Commissioning Sales Agreements in 2025, partially offset by
◦an increase in LNG sales volumes of $210 million.
•an increase in cost of sales of $243 million due to:
◦higher costs of feed gas of $210 million, and
◦higher LNG sales volumes of $64 million, partially offset by

◦a favorable change in fair value of natural gas supply contracts of $30 million;
These decreases were partially offset by:
•a decrease in operating and maintenance expense of $56 million due to lower commissioning and remediation work and a decrease in legal fees; and
•a decrease in depreciation and amortization expense of $20 million primarily due to an extension of the estimated useful lives of certain LNG facility assets in the third quarter of 2025 to align with the extended remaining terms of certain land leases to which the LNG facility assets are affixed.

Plaquemines Project

	Three months ended March 31,
	2026	2025

LNG volumes sold (TBtu)(1)	346.6	107.7
Weighted average price of LNG volumes sold (per MMBtu)(2)	$9.74	$11.52
____________
(1)    Inclusive of 78.7 TBtu and 25.5 TBtu sold to VG Commodities and eliminated in consolidation during the three months ended March 31, 2026 and 2025, respectively.
(2)    Inclusive of $8.37 and $10.40 weighted average price of LNG sold to VG Commodities and eliminated in consolidation during the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the Plaquemines Project had income from operations of $1.0 billion, a $626 million, or 151%, increase from $415 million for the three months ended March 31, 2025.
This increase was primarily due to:
•an increase in revenue of $2.2 billion due to:
◦higher LNG sales volumes of $2.8 billion due to the continued ramp up of LNG production, partially offset by
◦lower LNG sales prices of $619 million under our LNG Commissioning Sales Agreements.
This increase was partially offset by:
•an increase in cost of sales of $1.5 billion primarily due to
◦higher LNG sales volumes of $1.1 billion due to the continued ramp up of LNG production, and
◦higher cost of feed gas of $466 million, partially offset by
◦a favorable change in fair value of natural gas supply contracts of $53 million.
•an increase in depreciation and amortization expense of $105 million due to placing a portion of the Plaquemines Project assets in service from an accounting perspective throughout 2025 and 2026, partially offset by decreased depreciation and amortization expense of $68 million due to an extension of the estimated useful lives of certain LNG facility assets in the third quarter of 2025 to align with the extended remaining terms of certain land leases to which the LNG facility assets are affixed; and
•an increase in operating and maintenance expense of $31 million primarily due to maintenance and operational insurance costs in support of the ramp up of LNG production.

CP2 Project
For the three months ended March 31, 2026, the CP2 Project had a loss from operations of $50 million, a $113 million, or 69%, decrease from $163 million for the three months ended March 31, 2025. This decrease was primarily driven by lower engineering and development costs of $137 million due to costs being expensed prior to the CP2 Project being declared probable during 2025, and the majority of the costs to develop the facility subsequently being capitalized. This was partially offset by higher operating and maintenance expense of $21 million due to an increase in personnel costs primarily associated with higher headcount.

Sales and shipping

	Three months ended March 31,
	2026	2025

LNG volumes sold (TBtu)(1)	79.2	35.7
Weighted average price of LNG volumes sold (per MMBtu)	$10.33	$13.47
____________
(1)    Purchased from our Calcasieu and Plaquemines LNG facilities and sold to third parties.

For the three months ended March 31, 2026, our sales and shipping business had income from operations of $99 million, a $67 million, or 209%, increase from $32 million for the three months ended March 31, 2025.
This increase was primarily due to:
•higher revenue of $337 million generated from the sale of LNG produced by our Calcasieu and Plaquemines LNG facilities and sold through VG Commodities, primarily from an increase in LNG sales volumes of $585 million, partially offset by lower sales prices of $249 million.
This increase was partially offset by:
•higher cost of sales of $236 million incurred from the purchase of LNG produced by our Calcasieu and Plaquemines LNG facilities and sold by VG Commodities, primarily due to an increase in LNG sales volumes of $597 million, partially offset by lower costs of LNG of $361 million; and
•an increase in operating and maintenance expense of $23 million primarily due to a higher number of LNG tankers in operation and an increase in regasification costs.

Corporate, other and eliminations
For the three months ended March 31, 2026, corporate, other and eliminations had a loss from operations of $121 million, a $15 million, or 14%, increase from $106 million for the three months ended March 31, 2025. This increase was primarily due to higher inter-segment eliminations of $24 million for intercompany purchases and sales of LNG between VG Commodities and our LNG facilities, partially offset by a decrease in general and administrative expense of $10 million primarily due to decreased personnel costs partially offset by higher legal and management fees.

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

The following table provides a summary of our cash and available borrowing capacity under existing credit facilities as of March 31, 2026:

March 31, 2026

Cash and cash equivalents	$1,599
Restricted cash	1,452
Available borrowing capacity under our credit facilities(1):
CP2 Construction Term Loan	14,545
CP2 Working Capital Facility	1,417
Plaquemines Working Capital Facility	591
Calcasieu Pass Working Capital Facility	302
Blackfin TLA Facility	346
Blackfin Working Capital Facility	75
VGLNG Revolving Credit Facility	2,000
Total available borrowing capacity under our credit facilities	19,276
Total cash and available borrowing capacity	$22,327
____________
(1)Available borrowing capacity represents total borrowing capacity less outstanding borrowings and letters of credit under each of our credit facilities as of March 31, 2026.

The Company has entered into certain credit arrangements to secure the transportation and supply of natural gas, regasification capacity, and certain equity guarantees for the CP2 Credit Facilities. As of March 31, 2026, the maximum undiscounted potential exposure associated with these arrangements was $825 million. This amount is not currently recognized as a liability on our condensed consolidated balance sheet. To date, no amounts have been drawn against these arrangements.

Material Financings

Project Debt Financing

CP2 Project. In March 2026, Phase 2 of the CP2 Project achieved FID. The Company obtained $8.6 billion in additional project financing to fund the development and construction of Phase 2 of the CP2 Project by amending and restating its CP2 Credit Facilities to upsize (i) the $11.3 billion CP2 Construction Term Loan by $7.9 billion and (ii) the $850 million CP2 Working Capital Facility by $750 million. Borrowings under the CP2 Credit Facilities bear interest at a set margin rate over the debt term, plus, at the Company's election, either a SOFR or base rate. The set margin rate for the SOFR-based loans ranges from 2.250% to 2.750% and the set margin rate for the base rate loans ranges from 1.250% to 1.750%. The Company also incurs commitment fees from 0.788% to 0.963% of the undrawn available commitments of the CP2 Working Capital Facility. Interest on SOFR-based loans is due and payable at the end of each interest period (but at least every three months) and interest on base rate loans is due and payable at the end of each calendar quarter. This resulted in an aggregate amount of $20.7 billion available under the CP2 Credit facilities to fund a portion of the project costs for Phases 1 and 2 of the CP2 Project and select activities for CP2 Expansion.

Calcasieu Funding. In April 2026, Calcasieu Funding (as borrower) entered into a senior secured term loan B facility ("Calcasieu Funding TLB Facility") due 2033 with an aggregate principal amount of $1.75 billion which was drawn in full on closing. Borrowings under the Calcasieu Funding TLB Facility bear interest at a set margin rate over the debt term, plus, at the Company's election, either a SOFR or base rate. The set margin rate for the SOFR-based loans is 3.250% and the set margin rate for the base rate loans is 2.250%. Interest on SOFR-based loans is due and payable at the end of each interest period (but at least every three months) and interest on base rate loans is due and payable at the end of each calendar quarter. Proceeds from the Calcasieu Funding TLB Facility were used to redeem, in full, the CP Funding Redeemable Preferred Units, and pay costs incurred in connection with the offering, thereby removing the requirement to settle accrued distributions on the CP Funding Preferred Units prior to distributing available cash to VGLNG or its affiliates.

Calcasieu Pass. In April 2026, VGCP issued $750 million aggregate principal amount of senior secured notes due 2036. The VGCP 2036 Notes bear interest at a rate of 6.000% per annum with interest payable semi-annually in arrears on November 1 and May 1 of each year. The VGCP 2036 notes will mature on May 1, 2036. The proceeds from the issuance of the VGCP 2036 Notes, hedge termination proceeds and cash on hand were used to prepay, in full, the $757 million outstanding under the Calcasieu Pass Construction Term Loan.

See Note 8 – Debt in Item 1.—Financial Statements of this Form 10-Q for additional discussion of material financing activity.

Cash Flows

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table shows a summary of our condensed consolidated cash flows for the periods indicated:

	Three months ended March 31,		Change
	2026	2025	($)	(%)

Net cash from operating activities	$763	$1,114	$(351)	(32)%
Net cash used by investing activities	(2,998)	(3,470)	472	(14)%
Net cash from financing activities	1,861	1,776	85	5%

Operating activities

Net cash from operating activities for the three months ended March 31, 2026 was $763 million, a $351 million, or 32%, decrease from $1.1 billion for the three months ended March 31, 2025.

Change in cash from operating activities (in billions)

•The increase in cash received from LNG sales was due to:
◦$2.1 billion of higher cash receipts at Plaquemines from third parties due to increased LNG sales volumes partially offset by lower LNG sales prices, and
◦$331 million of higher cash receipts at sales and shipping from third parties due to increased LNG sales volumes partially offset by lower LNG sales prices.

These increases were partially offset by $304 million of lower cash receipts at Calcasieu from third parties due to lower LNG sales prices partially offset by higher LNG sales volumes.
•The increase in cash paid for feed gas was due to:
◦$1.9 billion of higher payments at Plaquemines from increased LNG sales volumes and higher cost of feed gas, and
◦$405 million at Calcasieu from higher costs for feed gas and increased LNG sales volumes.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2026 was $3.0 billion, a $0.5 billion, or 14%, decrease from $3.5 billion for the three months ended March 31, 2025. The decrease in net cash outflows was primarily due to:

Change in cash used by investing activities (in billions)

•The decrease of $285 million of cash paid for capital expenditures comprised of the following:

	Three months ended March 31,		Change
	2026	2025	($)

Plaquemines Project	$(321)	$(2,231)	$1,910
CP2 Project	(2,404)	(685)	(1,719)
Pipeline projects	(122)	(231)	109
LNG tankers	(179)	(74)	(105)
VGLNG capitalized interest	(140)	(180)	40
Other	(15)	(65)	50
Total	$(3,181)	$(3,466)	$285

•The increase of $187 million of other investing activities was primarily comprised of cash inflows of $169 million from the return of investments in interest bearing deposits during the three months ended March 31, 2026 with no similar activity during the three months ended March 31, 2025.

Financing activities

Net cash from financing activities for the three months ended March 31, 2026 was $1.9 billion, a $0.1 billion, or 5%, increase from $1.8 billion for the three months ended March 31, 2025. The increase in net cash inflows was primarily due to:

Change in cash from financing activities (in billions)

•The changes in the issuance and repayment of debt are primarily comprised of the following:

	Three months ended March 31,		Change
	2026	2025	($)

Issuance of debt and draws on Credit Facilities
CP2 Project	$2,695	$—	$2,695
Plaquemines Project	—	383	(383)
Pipeline projects	25	—	25
Total issuance of debt and draws on credit facilities	$2,720	$383	$2,337

Repayment of debt
CP2 Project	$(336)	$—	$(336)
Calcasieu Project	(49)	(46)	(3)
Pipeline projects	(3)	—	(3)
Total repayment of debt	$(388)	$(46)	$(342)

Total change in issuance and repayments of debt, net	$2,332	$337	$1,995

•The change in the proceeds from the issuance of Class A Common Stock of $1.8 billion is due to our IPO during the three months ended March 31, 2025, with no similar activity during the same period in 2026.

VGLNG Information

There are no material differences between the financial information presented in this Form 10-Q and VGLNG's financial information other than (i) certain presentational differences related to the accounting for the VGLNG Series A Preferred Shares, and (ii) stockholders’ equity of Venture Global, including the Class A and Class B common stock and any dividends payable thereon.

Key Trends and Uncertainties

Management expects several factors to influence our operations, financial condition and cash flows in 2026 and beyond. While proceeds generated from the sale of LNG produced by our Calcasieu and Plaquemines projects may offset certain near-term uncertainties, events that arise or evolve differently from current assumptions could materially affect our results. We continue to monitor these developments and respond as conditions warrant. For additional discussion, see Item 1.—Business and Item 1A.—Risk Factors on our 2025 Form 10-K.

Geopolitical

Evolving global political and energy-policy conditions continue to shape LNG demand and pricing. In February 2026, the war in Iran and closure of the Strait of Hormuz caused disruption in international oil and natural gas supply chains. This supply chain disruption resulted in increased demand and higher prices for oil and natural gas sourced from regions outside the Middle East, including LNG sold by the Company under our LNG Commissioning Agreements and our excess LNG sales. The duration of the conflict and its impact on future oil and natural gas supply and pricing, both in the short- and long-term, is unknown. If the conflict persists or escalates, prolonged volatility in energy markets could affect global LNG demand patterns and prices, including potential changes in customer procurement strategies and fuel switching behavior.

Broader geopolitical developments, including fluctuations in sanctions policy and potential shifts in regional oil and gas production, may influence global energy supply balances, energy pricing, and investment flows across the international oil and gas industry. This includes uncertainty from conflicts in major energy-producing regions like the Middle East, selective sourcing decisions in Asia, and international trade realignments that could affect contract timing, sales volumes and average realized prices. Conversely, a prolonged period of elevated LNG prices or supply disruptions could accelerate fuel switching by certain customers to alternative energy sources, reduce LNG demand in some markets, or defer new LNG contracting activity. We continue to monitor these developments and assess potential implications on our financial condition, results of operations and/or cash flows.

Macroeconomic

Global economic volatility may heighten risks related to market balance and margins, tariffs, labor availability, capital market access, and exchange rate and interest rate fluctuations.

Market Balance and Margins — The LNG industry is experiencing a divergence between the sales price of LNG indexed to international natural gas benchmarks, such as the TTF, and the total delivered cost of LNG, inclusive of the cost of feed gas indexed to Henry Hub natural gas prices, gas transportation costs (including costs to supply feed gas to less liquid delivery locations, or basis differentials), and marine freight costs. If this divergence between the sales price of LNG and the total delivered costs of that LNG narrows, or expands, it could compress, or increase, our operating margins accordingly. This divergence is most evident subsequent to the start of the war in Iran, when international natural gas benchmarks increased significantly while the cost of feed gas indexed to Henry Hub decreased. If these market conditions change, or if expected future oil and natural gas demand decreases, our margins on short- and mid-term sales could be reduced. Future changes in price due to supply and demand constraints, together with potential increased costs of feed gas and marine freight costs, could adversely affect our future cash flows and project returns. Our long-term contract portfolio and low-cost production model are expected to mitigate some of these impacts, but they could still have a material impact on our financial condition, results of operations and/or cash flows.

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

The potential cost impact is currently primarily expected to be concentrated in our CP2 Project, given the timing and scope of procurement activities for that project. The estimated impact of tariffs effective as of March 31, 2026, has been incorporated into our current budget for the CP2 Project. The cumulative impact of these tariffs is currently estimated to increase our total expected capital costs for the CP2 Project by approximately $600 million. Actual impacts may differ based on changes in tariff regimes, supplier negotiations, procurement strategies and timing of deliveries. Future projects and expansions may also be subject to higher costs depending on the timing and scope of procurement activities. This assessment does not reflect the impact of the U.S. Supreme Court ruling in February 2026 against the validity of the tariffs imposed by the federal government, nor the federal government’s decision to impose incremental baseline tariffs. The outcomes of these decisions are uncertain and could have a material impact on applicable tariff rates and global trade. Following the U.S. Supreme Court's ruling, U.S. Customs and Border Protection launched in April 2026 a portal to facilitate the submission of tariff refund claims and we are working with certain suppliers and contractors to evaluate potential reimbursement or other commercial adjustments related to tariffs previously paid; however, the outcome and timing of any such efforts remain uncertain. Global economic uncertainty and any related reduction in economic activity or capital investment as a result of tariffs and any retaliatory actions from other countries could have a material impact on our financial condition, results of operations and/or cash flows through reduced demand and competitiveness for both our long-term and short-term contract sales in countries that may be affected by those policies. The Company continues to monitor this situation and evaluate mitigation strategies as trade and tariff policies evolve.

Labor market — Competition for skilled labor along the Gulf Coast remains intense. Persistent shortages in highly skilled construction labor—driven by concurrent LNG construction and major infrastructure and data center development—may amplify wage pressure, recruitment and retention difficulty. Sustained tightness in the labor pool could raise project costs or extend construction timelines. This could materially increase our estimated project costs, which include significant labor costs, and could have a material impact on our financial condition, results of operations and/or cash flows.

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

Post-COD SPAs

The Calcasieu Project is involved in disputes and arbitration proceedings with certain of its post-COD SPA customers. Such customers are asserting, among other claims, that the Calcasieu Project was delayed in achieving COD under its post-COD SPAs. Following the positive resolution of three arbitration proceedings, the Calcasieu Project remains involved in arbitration proceedings with four of its post-COD SPA customers, including Edison S.p.A. ("Edison").

We were notified in October 2025 that a partial final award had been issued in the arbitration proceedings with BP Gas Marketing Limited (“BP”). The award issued by the arbitration tribunal found that the VGCP had breached its obligations to declare COD of the Calcasieu Project in a timely manner and act as a “Reasonable and Prudent Operator” pursuant to the BP post-COD SPA, along with certain other obligations. Remedies were not addressed in the partial final award and will be determined in a separate damages hearing which is scheduled to occur in May 2027. A final award is expected to be issued following the damages portion of the hearing. Based on the terms of the award, the Company does not anticipate that the final award will be subject to the seller aggregate liability limitation in the BP post-COD SPA. The remedies sought by BP include damages ranging from $3.7 billion to potentially in excess of $6.0 billion, as well as interest, costs and attorneys’ fees. We believe BP’s theory and calculations of damages are without merit and that the magnitude of damages sought by BP is not recoverable under the express terms of the post-COD SPA, which include express limits on the tribunal’s jurisdictional authority, although there can be no assurance as to the outcome of the damages portion of the hearing.

On March 26, 2026, the Company entered into a settlement agreement with Edison to resolve the outstanding arbitration proceedings. Pursuant to the settlement agreement, the Company agreed to deliver certain future cargos to Edison in Europe, after which the arbitration will be terminated. Completion of the settlement is expected by the end of the second quarter of 2026.

The remedies sought by the other two Calcasieu Project post-COD customers in arbitration proceedings include damages in excess of $2.4 billion, in the aggregate, rather than the termination of the post-COD SPA. We believe these two disputes are subject to the relevant seller aggregate liability limitation under the applicable post-COD SPA, which amount to $425 million in the aggregate. However, these customers are also disputing whether the liability limitations in such post-COD SPAs are applicable, and therefore are claiming damages in excess of the liability limitations.

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

For further discussion, see Item 1A.—Risk Factors—Risks Relating to Regulation and Litigation—If we are unsuccessful in any current or potential future legal proceedings with customers, the amounts that we are required to pay may be substantial or certain of our post-COD SPAs may be terminated, which may lead to an acceleration of all our debt for the relevant project and adversely impact the trading price of our Class A common stock on our 2025 Form 10-K, and Part II Item 1.—Legal Proceedings of this Form 10-Q.

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

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements, see Note 19 – Recent Accounting Pronouncements in Item 1.—Financial Statements of this Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the market risks disclosed in our 2025 Form 10-K.

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

We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are involved, and in the future may become involved, in various claims, lawsuits, administrative, regulatory and other proceedings incidental to the ordinary course of our business from time to time. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than as discussed below, there have been no material changes to the legal proceedings disclosure in our 2025 Form 10-K.

Arbitration Proceedings

On October 8, 2025, the ICC informed VGCP that a partial final award had been issued in the previously disclosed arbitration proceedings with BP regarding LNG sales from the Calcasieu Project under the post-COD SPA entered into by VGCP and BP. The award issued by the arbitration tribunal found that VGCP had breached its obligations to declare COD of the Calcasieu Project in a timely manner and act as a “Reasonable and Prudent Operator” pursuant to the post-COD SPA, along with certain other obligations. Remedies were not addressed in the partial final award and will be determined in a separate damages hearing, which has been scheduled to occur in May 2027. A final award is expected to be issued following the damages portion of the hearing. Based on the terms of the award, the Company does not anticipate that the final award will be subject to the seller aggregate liability limitation in the BP post-COD SPA. The remedies sought by BP include damages ranging from $3.7 billion to potentially in excess of $6.0 billion, as well as interest, costs and attorneys’ fees. We believe BP’s theory and calculations of damages are without merit and that the magnitude of damages sought by BP is not recoverable under the express terms of the post-COD SPA, which include express limits on the tribunal’s jurisdictional authority, although there can be no assurance as to the outcome of the damages portion of the hearing.

In May 2023, Shell NA LNG LLC (“Shell”) submitted a request for arbitration to the ICC, in accordance with the dispute resolution procedures of its post-COD SPA, asserting, among other claims, that the Calcasieu Project was delayed in achieving COD under the relevant post-COD SPA. On August 12, 2025, the ICC issued a partial final award in the Shell arbitration proceeding. Pursuant to the award, it was determined that VGCP had not breached its obligations under the post-COD SPA relating to the Calcasieu Project with Shell and, consequently, the tribunal determined that VGCP had no liability to Shell for its claims under the arbitration proceedings. On November 10, 2025, Shell filed a petition with the New York Supreme Court, Commercial Division, seeking to vacate the arbitral award. On March 2, 2026, the New York Supreme Court issued an order denying Shell’s petition.

In May 2023, Edison submitted a request for arbitration to the London Court of International Arbitration, in accordance with the dispute resolution procedures of its post-COD SPA, asserting, among other claims, that the Calcasieu Project is delayed in achieving COD under the post-COD SPA. On March 26, 2026, the Company entered into a settlement agreement with Edison to resolve the outstanding arbitration proceedings. Pursuant to the settlement agreement, the Company agreed to deliver certain cargos to Edison in Europe, after which the arbitration will be terminated. Completion of the settlement is expected by the end of the second quarter of 2026.

The remedies sought by the other two Calcasieu Project post-COD customers in arbitration proceedings include damages in excess of $2.4 billion, in the aggregate, rather than the termination of the post-COD SPA. We believe these two disputes are subject to the relevant seller aggregate liability limitation under the applicable post-COD SPA, which amount to $425 million in the aggregate. However, these customers are also disputing whether the liability limitations in such post-COD SPAs are applicable, and therefore are claiming damages in excess of the liability limitations.

We disagree with the assertions and legal claims, and are defending each of the outstanding arbitrations. If the Calcasieu Project is unsuccessful in defending against these claims, the amounts it could be required to pay could be substantial, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects, as well as the trading price of our Class A common stock.

For further discussion, see Item 1A.—Risk Factors—Risks Relating to Regulation and Litigation—If we are unsuccessful in any current or potential future legal proceedings with customers, the amounts that we are required to pay may be substantial or certain of our post-COD SPAs may be terminated, which may lead to an acceleration of all our debt for the relevant project and adversely impact the trading price of our Class A common stock. and Item 3.—Legal Proceedings on our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A.     RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2025 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Director and Officer Trading Plans

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1†	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2025)

3.2†	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2025)

4.1†	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on December 20, 2024)

10.1§	Engineering, Procurement and Construction Agreement, dated as of January 30, 2026, by and between Venture Global CP2 LNG, LLC and Worley Field Services Inc.

10.2§
Guaranty, dated as of January 30, 2026, by Worley Limited, for the benefit of Venture Global CP2 LNG, LLC, pursuant to the Engineering, Procurement and Construction Agreement, dated as of January 30, 2026, by and between Venture Global CP2 LNG, LLC and Worley Field Services, Inc.

10.3§
Change Order No. 3, dated as of February 8, 2026, to the Amended and Restated Engineering, Procurement and Construction Agreement, dated as of April 7, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

10.4§
Amendment No. 1, dated as of February 27, 2026, to the Purchase Order Contract for the Sale of Liquefaction Train System, dated as of December 13, 2024, by and between Venture Global CP2 LNG, LLC and Baker Hughes Energy Services LLC

10.5§	Fifth Amended and Restated Letter of Agreement, dated as of March 5, 2026, by and between Venture Global LNG, Inc. and Baker Hughes Energy Services LLC

10.6§
Amended and Restated Common Terms Agreement for the Loans, dated as of March 13, 2026, by and between Venture Global CP2 LNG, LLC, as Borrower, Venture Global CP Express, LLC and CP2 Procurement, LLC, as Guarantors, MUFG Bank, Ltd., as Credit Facility Agent and Intercreditor Agent, and each other facility agent that may become party thereto from time to time

10.7§
Amendment No. 1, dated as of March 13, 2026, to the Credit Facility Agreement and Waiver to Common Terms Agreement, dated as of July 28, 2025, by and between Venture Global CP2 LNG, LLC, as Borrower, Venture Global CP Express, LLC and CP2 Procurement, LLC, as Guarantors, the lenders party thereto from time to time, the issuing banks party thereto from time to time, MUFG Bank, Ltd., as Credit Facility Agent, and Sumitomo Mitsui Banking Corporation, as Collateral Agent

10.8§
Change Order No. 1, dated as of March 16, 2026, under the Purchase Order Contract for the Sale of Liquefaction Train System, dated as of December 13, 2024, by and between Venture Global CP2 LNG, LLC and Baker Hughes Energy Services LLC

10.9§
Change Order No. 4, dated as of March 24, 2026, under the Purchase Order Contract for the Sale of Liquefaction Train System, dated as of April 7, 2023, by and between Venture Global CP2 LNG, LLC and Baker Hughes Energy Services LLC

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

Date: May 11, 2026

VENTURE GLOBAL, INC.
By:	/s/ Jonathan Thayer
Name: Jonathan Thayer
Title: Chief Financial Officer (on behalf of the registrant and as principal financial officer)

By:	/s/ Sarah Blake
Name: Sarah Blake
Title: Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)