Form 10-Q
period 2026-09-30
Venture Global, Inc.
filed 2026-11-10
CIK 2007855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the number of shares of the registrant’s Class A common stock outstanding was 549,044,584, and the number of shares of the registrant’s Class B common stock outstanding was 1,968,604,458.

GLOSSARY OF KEY TERMS

Unless otherwise indicated or the context otherwise requires, as used in this Form 10-Q:

◦AI means artificial intelligence;
◦AI Utility means integrated data center and power infrastructure that is capable of supporting compute capacity with no reliance on the public electric grid;
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
◦Blackfin Pipeline means an approximately 3.3 Bcf/d natural gas pipeline system linking Colorado County to Jasper County in Texas;
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
◦Contracted SPAs means post-COD SPAs and Firm-start SPAs;
◦costs of feed gas means the costs of natural gas indexed to Henry Hub and transportation costs (including costs to supply feed gas to less liquid delivery locations, or basis differentials);
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
◦liquefaction fee means the portion of our LNG sales price that is a fixed liquefaction fee or a fee indexed to foreign gas markets, exclusive of an actual or implied commodity fee;
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
◦U.S. means United States of America;
◦VG Commodities means Venture Global Commodities, LLC;
◦VGLNG means Venture Global LNG, Inc., a wholly-owned direct subsidiary of Venture Global, Inc.;
◦VGLNG Long-Term Revolver means the senior secured credit facility obtained by VGLNG;
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

These forward-looking statements, which are subject to risks, uncertainties, assumptions about us, and other important factors may include projections of our future financial performance, expectations regarding the development, construction, commissioning and completion of our projects, estimates of the cost of our projects and schedule to construct and commission our projects, our anticipated growth strategies and anticipated trends impacting our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Those factors include the following:

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
•the risks related to our potential expansion into data center infrastructure for compute and AI utility, as well as our ability to compete in this rapidly evolving industry;
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
•our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness; and
•risks related to other factors discussed under Item 1A.—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and under Item 1A.—Risk Factors of this Form 10-Q.

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

PART I

ITEM 1.        FINANCIAL STATEMENTS

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share information)
(unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$3,420	$2,355
Restricted cash	172	195
Accounts receivable	1,054	918
Inventory, net	304	253
Derivative assets	122	65
Prepaid expenses and other current assets	151	254
Total current assets	5,223	4,040
Property, plant and equipment, net	57,368	46,588
Right-of-use assets	996	737
Noncurrent restricted cash	1,535	875
Deferred financing costs	841	543
Noncurrent derivative assets	1,566	216
Other noncurrent assets	579	447
TOTAL ASSETS	$68,108	$53,446

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$863	$737
Accrued and other liabilities	3,220	2,795
Current portion of debt, net	1,694	812
Total current liabilities	5,777	4,344
Long-term debt, net	42,918	33,393
Noncurrent operating lease liabilities	988	696
Deferred tax liabilities, net	3,249	2,320
Other noncurrent liabilities	683	697
Total liabilities	53,615	41,450

Commitments and contingencies (Note 12)

Redeemable stock of subsidiary	—	1,696
Equity
Venture Global, Inc. stockholders' equity
Class A common stock, par value $0.01 per share (548 million and 488 million shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	5	4
Class B common stock, par value $0.01 per share (1,969 million shares issued and outstanding as of September 30, 2026 and December 31, 2025)	20	20
Additional paid in capital	2,357	2,238
Retained earnings	8,911	4,720
Accumulated other comprehensive loss	(229)	(239)
Total Venture Global, Inc. stockholders' equity	11,064	6,743
Non-controlling interests	3,429	3,557
Total equity	14,493	10,300
TOTAL LIABILITIES AND EQUITY	$68,108	$53,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

REVENUE	$4,756	$3,329	$13,933	$9,324

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,744	1,388	6,188	3,866
Operating and maintenance expense	303	245	908	714
General and administrative expense	113	105	322	313
Development expense	33	53	102	292
Depreciation and amortization	268	218	779	701
Total operating expense	2,461	2,009	8,299	5,886

INCOME FROM OPERATIONS	2,295	1,320	5,634	3,438

OTHER INCOME (EXPENSE)
Interest income	43	27	97	121
Interest expense, net	(486)	(421)	(1,419)	(1,007)
Gain (loss) on interest rate swaps	1,368	(144)	1,507	(448)
Loss on financing transactions	(32)	(141)	(141)	(204)
Loss on foreign currency transactions	—	(4)	(1)	(4)
Total other income (expense)	893	(683)	43	(1,542)

INCOME BEFORE INCOME TAX EXPENSE	3,188	637	5,677	1,896
Income tax expense	560	87	1,007	354
NET INCOME	2,628	550	4,670	1,542

Less: Net income attributable to redeemable stock of subsidiary	—	44	47	121
Less: Net income attributable to non-controlling interests	15	10	40	26
Less: Dividends on VGLNG Series A Preferred Shares	67	67	202	202
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,546	$429	$4,381	$1,193

BASIC EARNINGS PER SHARE
Net income attributable to common stockholders per share—basic	$1.02	$0.18	$1.76	$0.49
Weighted average number of shares of common stock outstanding—basic	2,506	2,433	2,486	2,418

DILUTED EARNINGS PER SHARE
Net income attributable to common stockholders per share—diluted	$0.96	$0.16	$1.66	$0.45
Weighted average number of shares of common stock outstanding—diluted	2,646	2,641	2,641	2,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

NET INCOME	$2,628	$550	$4,670	$1,542
Other comprehensive income
Cash flow hedges, net
Reclassification to earnings, net of income tax expense of $0, $0, $1, and $2, respectively	3	3	10	9
COMPREHENSIVE INCOME	2,631	553	4,680	1,551
Less: Comprehensive income attributable to redeemable stock of subsidiary	—	44	47	121
Less: Comprehensive income attributable to non-controlling interests	15	11	40	26
Less: Dividends on VGLNG Series A Preferred Shares	67	67	202	202
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,549	$431	$4,391	$1,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2025	488	$4	1,969	$20	$2,238	$4,720	$(239)	$6,743	$3,557
Net income	—	—	—	—	—	488	—	488	95
Stock-based compensation	26	1	—	—	42	—	—	43	—
Dividends declared on common stock ($0.018/share)	—	—	—	—	—	(45)	—	(45)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(169)
Other comprehensive income	—	—	—	—	—	—	4	4	—
BALANCE AT MARCH 31, 2026	514	$5	1,969	$20	$2,280	$5,163	$(235)	$7,233	$3,483
Net income	—	—	—	—	—	1,347	—	1,347	65
Stock-based compensation	15	—	—	—	33	—	—	33	—
Dividends declared on common stock ($0.018/share)	—	—	—	—	—	(44)	—	(44)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(41)
Other comprehensive income	—	—	—	—	—	—	3	3	—
BALANCE AT JUNE 30, 2026	529	$5	1,969	$20	$2,313	$6,466	$(232)	$8,572	$3,507
Net income	—	—	—	—	—	2,546	—	2,546	82
Stock-based compensation	19	—	—	—	44	—	—	44	—
Dividends declared on common stock ($0.040/share)	—	—	—	—	—	(101)	—	(101)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(160)
Other comprehensive income	—	—	—	—	—	—	3	3	—
BALANCE AT SEPTEMBER 30, 2026	548	$5	1,969	$20	$2,357	$8,911	$(229)	$11,064	$3,429

	Stockholders' equity
	Common stock				Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interests
	Class A		Class B
	Shares	Par value	Shares	Par value

BALANCE AT DECEMBER 31, 2024	2,350	$23	—	$—	$512	$2,611	$(249)	$2,897	$3,470
Net income	—	—	—	—	—	396	—	396	83
Stock-based compensation	—	—	—	—	(17)	—	—	(17)	—
Subsidiary dividends and distributions	—	—	—	—	—	(68)	—	(68)	(82)
Other comprehensive income	—	—	—	—	—	—	3	3	—
Conversion of Class A common stock to Class B common stock	(1,969)	(20)	1,969	20	—	—	—	—	—
Issuance of Class A common stock, net	70	1	—	—	1,669	—	—	1,670	—
BALANCE AT MARCH 31, 2025	451	$4	1,969	$20	$2,164	$2,939	$(246)	$4,881	$3,471
Net income	—	—	—	—	—	368	—	368	68
Stock-based compensation	5	—	—	—	16	—	—	16	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	—	4	4	(1)
BALANCE AT JUNE 30, 2025	456	$4	1,969	$20	$2,180	$3,307	$(242)	$5,269	$3,536
Net income	—	—	—	—	—	429	—	429	77
Stock-based compensation	21	—	—	—	34	—	—	34	—
Dividends declared on common stock ($0.017/share)	—	—	—	—	—	(42)	—	(42)	—
Subsidiary distributions	—	—	—	—	—	—	—	—	(135)
Other comprehensive income	—	—	—	—	—	—	2	2	1
BALANCE AT SEPTEMBER 30, 2025	477	$4	1,969	$20	$2,214	$3,694	$(240)	$5,692	$3,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTURE GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended September 30,
	2026	2025

OPERATING ACTIVITIES
Net income	$4,670	$1,542
Adjustments to reconcile net income to net cash from operating activities:
(Gain) loss on derivatives, net	(1,511)	539
Cash from settlement of derivatives, net	29	994
Loss on financing transactions	141	204
Deferred taxes	925	350
Non-cash interest expense	101	101
Depreciation and amortization	779	701
Stock-based compensation	37	34
Changes in operating assets and liabilities:
Accounts receivable	(136)	(279)
Inventory	(46)	(56)
Prepaid expenses and other current assets	(36)	(9)
Accounts payable and accrued liabilities	(183)	345
Other, net	(27)	(11)
Net cash from operating activities	4,743	4,455

INVESTING ACTIVITIES
Capital expenditures	(10,742)	(9,740)
Other investing activities, net	250	163
Net cash used by investing activities	(10,492)	(9,577)

FINANCING ACTIVITIES
Issuance of debt and draws on credit facilities	15,421	11,390
IPO issuance of Class A common stock	—	1,750
Repayment of debt	(5,134)	(7,697)
Redemption of CP Funding Redeemable Preferred Units	(1,743)	—
Financing and issuance costs	(559)	(898)
Payments of subsidiary dividends and distributions	(370)	(381)
Payments of dividends on common stock	(190)	(42)
Other financing activities, net	26	(72)
Net cash from financing activities	7,451	4,050

Net increase (decrease) in cash, cash equivalents and restricted cash	1,702	(1,072)
Cash, cash equivalents and restricted cash at beginning of period	3,425	4,614
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,127	$3,542

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

Note 2 – Restricted Cash

The following table summarizes the components of restricted cash:

	September 30, 2026	December 31, 2025

Current restricted cash
Debt service reserves	$14	$121
Other project reserves	158	74
Total current restricted cash	$172	$195

Noncurrent restricted cash
Construction reserves	$903	$770
Debt service reserves	632	105
Total noncurrent restricted cash	$1,535	$875

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025

Cash and cash equivalents	$3,420	$2,355
Current restricted cash	172	195
Noncurrent restricted cash	1,535	875
Cash, cash equivalents, and restricted cash per the condensed consolidated statements of cash flows	$5,127	$3,425

Note 3 – Revenue from Contracts with Customers

The following table summarizes the disaggregation of revenue earned from contracts with customers:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

LNG revenue	$4,734	$3,309	$13,865	$9,269
Other revenue	22	20	68	55
Total revenue	$4,756	$3,329	$13,933	$9,324

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

	September 30, 2026
	Unsatisfied transaction price(a)	Weighted average recognition timing (in years)

LNG revenue	$360.3	19.3 years
____________
(a)    A portion of the transaction price is based on the forecasted Henry Hub index as of September 30, 2026.

Significant judgments were made when estimating the transaction price allocated to future performance obligations. These include (i) the best estimate of when the Company's respective projects will reach COD and the post-COD SPAs will commence, which is currently expected to occur in 2027 for Phase 2 of the Plaquemines Project, respectively, and 2029 and 2030 for Phases 1 and 2 of the CP2 Project, respectively, and (ii) reductions to the transaction price to reflect management's best estimate of variable consideration. This variable consideration relates to the pending disputes with Calcasieu Project post-COD SPA customers who are asserting that the Calcasieu Project was delayed in declaring COD under the respective post-COD SPAs.

Note 4 – Inventory

The following table summarizes the components of inventory:

	September 30, 2026	December 31, 2025

Spare parts and materials	$194	$159
LNG	26	56
LNG in-transit	71	24
Other	13	14
Total inventory, net	$304	$253

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment

The following table presents the components of property, plant and equipment, net and their estimated total useful lives (in years):

	Estimated useful life	September 30, 2026	December 31, 2025

Terminal and interconnected pipeline facilities(a)	3-48	$34,997	$32,651
Construction in progress	N/A	17,447	7,641
Advanced equipment and construction payments	N/A	4,369	5,541
LNG tankers	25	2,315	1,780
Other(b)	2-35	747	711
Total property, plant and equipment at cost		59,875	48,324
Accumulated depreciation		(2,507)	(1,736)
Total property, plant and equipment, net		$57,368	$46,588
____________
(a)    In the third quarter of 2025, the Company became reasonably certain to exercise renewal options for certain land leases, which extended the remaining lease terms and the estimated useful lives of the related terminal assets. This resulted in a $181 million reduction to depreciation expense, or a $0.07 increase in basic and diluted earnings per share for the nine months ended September 30, 2026. See Note 6 – Leases for further discussion.
(b)     Includes finance lease assets, buildings, and land, which does not depreciate. See Note 6 – Leases for further discussion.

The following table presents depreciation expense recognized on the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Depreciation expense	$264	$216	$770	$693

Note 6 – Leases

Operating leases consist primarily of leased land, LNG tankers, and office space and facilities. Finance leases consist primarily of leased marine vessels and a bridge.

The following table presents the line item classification of right-of-use assets and lease liabilities on the condensed consolidated balance sheets:

	Line item	September 30, 2026	December 31, 2025

Right-of-use assets—operating	Right-of-use assets	$996	$737
Right-of-use assets—finance, net	Property, plant and equipment, net	229	239
Total right-of-use assets		$1,225	$976

Current operating lease liabilities	Accrued and other liabilities	$40	$62
Current finance lease liabilities	Accrued and other liabilities	9	9
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	988	696
Noncurrent finance lease liabilities	Other noncurrent liabilities	244	249
Total lease liabilities		$1,281	$1,016

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's lease costs are presented in various line items consistent with the underlying nature of the lease. The following table presents the components of total lease costs included in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Operating lease cost	$35	$37	$110	$98
Finance lease cost	9	7	26	26
Total lease cost	$44	$44	$136	$124

Note 7 – Accrued and Other Liabilities

Components of accrued and other liabilities included:

	September 30, 2026	December 31, 2025

Construction and equipment costs	$1,494	$819
Natural gas purchases	581	892
Interest	476	534
Compensation	268	232
Other	401	318
Total accrued and other liabilities	$3,220	$2,795

Note 8 – Debt

The following table summarizes outstanding debt:

	Maturity	September 30, 2026	December 31, 2025

Fixed rate:
VGLNG Senior Secured Notes(a)	2029 - 2036	$11,000	$11,000
VGCP Senior Secured Notes(b)	2029 - 2036	5,500	4,750
VGPL Senior Secured Notes(c)	2030 - 2036	9,500	9,500
Other fixed rate debt(d)	2029	84	84
Variable rate:
Calcasieu Funding TLB Facility(e)	2033	1,746	—
Plaquemines Credit Facilities(f)	2029	2,683	2,683
CP2 Credit Facilities(g)	2032	10,570	1,860
CP2 Holdings EBL Facilities(h)	2028	1,128	3,000
Blackfin Credit Facilities(i)	2030 - 2032	1,328	1,129
VG Shipping Facility(j)	2032	1,312	—
VGLNG Short-Term Revolver(k)	2027	275	—
Calcasieu Pass Credit Facilities	2026	—	806
Total outstanding debt		45,126	34,812
Less: Unamortized debt discount, premium and issuance costs		(514)	(607)
Total outstanding debt, net		44,612	34,205
Less: Current portion of debt, net		(1,694)	(812)
Total long-term debt, net		$42,918	$33,393
____________
(a)Secured on a pari passu basis by a first-priority security interest in substantially all assets held by Venture Global LNG, Inc. ("VGLNG") and VGLNG’s membership interests in certain material direct subsidiaries.
(b)Secured on a pari passu basis by a first-priority security interest in substantially all assets held by and membership interests in Venture Global Calcasieu Pass, LLC ("VGCP") and TransCameron Pipeline, LLC (“TCP”), and guaranteed by TCP.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)Secured on a pari passu basis by a first-priority security interest in substantially all assets held by and membership interests in Venture Global Plaquemines LNG, LLC ("VGPL") and Venture Global Gator Express, LLC (“Gator Express”), and guaranteed by Gator Express.
(d)Secured by a first-priority security interest in corporate property.
(e)Secured by a first-priority security interest in substantially all assets held by and membership interests in Calcasieu Pass Funding, LLC (“Calcasieu Funding”).
(f)Secured on a pari passu basis by a first-priority security interest in the assets that secure the VGPL Senior Secured Notes, and guaranteed by Gator Express.
(g)Secured by a first-priority security interest in substantially all assets held by and membership interests in Venture Global CP2 LNG, LLC ("CP2"), Venture Global CP Express, LLC (“CP Express”) and CP2 Procurement, LLC ("CP2 Procurement"), and guaranteed by CP2 Procurement and CP Express.
(h)Secured by a first-priority security interest in substantially all assets held by and membership interests in CP2 LNG Holdings, LLC ("CP2 Holdings").
(i)Secured on a pari passu basis by a first-priority security interest in substantially all assets held by and membership interests in Blackfin Pipeline, LLC ("Blackfin") and Blackfin Supply, LLC (“Blackfin Supply”), and guaranteed by Blackfin Pipeline Pledgor, LLC (“Blackfin Pledgor”) and Blackfin Supply.
(j)Secured by a first-priority security interest in substantially all assets held by and membership interests in Venture Global Shipping Holdings, LLC (“VGSH”) and each of its direct subsidiaries, and guaranteed by each subsidiary of VGSH.
(k)Secured on a pari passu basis by a first-priority security interest in the assets that secure the VGLNG Senior Secured Notes and the VGLNG senior secured credit facility (the "VGLNG Long-Term Revolver").

Construction term loans

The following table summarizes the commitments and available capacity under project construction term loan facilities which have not been fully drawn as of September 30, 2026.

	CP2 Construction Term Loan	Blackfin TLA Facility	VG Shipping Facility

Total commitments	$19,100	$425	$1,500
Less: Outstanding balances	10,570	261	1,312
Available commitments	$8,530	$164	$188

Working capital and revolving credit facilities

The following table summarizes the commitments and available capacity under outstanding working capital and revolving credit facilities as of September 30, 2026.

	VGLNG Long-Term Revolver(a)	VGLNG Short-Term Revolver	Calcasieu Pass Working Capital Facility(b)	Plaquemines Working Capital Facility(c)	CP2 Working Capital Facility(d)	Blackfin Working Capital Facility(e)

Total commitments	$2,000	$3,000	$555	$2,100	$1,600	$75
Less:
Outstanding balances	—	275	—	154	—	—
Letters of credit issued	—	—	180	976	263	—
Available commitments	$2,000	$2,725	$375	$970	$1,337	$75
Year of maturity	2030	2027	2033	2029	2032	2030
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

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Current year debt activity

VGLNG Short-Term Revolver

In September 2026, VGLNG, a wholly owned direct subsidiary of the Company, entered into a $3.0 billion 364-day senior secured credit facility (the "VGLNG Short-Term Revolver") due September 2027. The facility bears interest, at the Company's election, at either a U.S. Secured Overnight Financing Rate ("SOFR") based rate or base rate plus an applicable margin of 2.500% and 1.500%, respectively. The facility also includes a commitment fee of 0.350% on undrawn amounts. Such margins and commitment fees are subject to certain step-downs if VGLNG obtains one or more investment grade credit ratings. The Company incurred $46 million of financing costs which will be amortized over the term of the credit facility. Proceeds from the VGLNG Short-Term Revolver are available to be used for general corporate purposes of VGLNG and its subsidiaries. VGLNG has two options to extend the maturity date of the VGLNG Short-Term Revolver by an additional 364 days per option, subject to the approval of the lenders. The VGLNG Short-Term Revolver can be voluntarily prepaid at any time without premium or penalty.

Blackfin TLB Facility

In August 2026, Blackfin, a controlled indirect subsidiary, repriced the outstanding $1.1 billion aggregate term loan B senior secured term loan facility ("Blackfin TLB Facility"), reducing the applicable margin by 50 basis points to 2.500% and 1.500%, at the Company's election of a SOFR-based rate or base rate, respectively. The transaction was accounted for as a partial debt extinguishment resulting in a $5 million loss on financing transactions during the nine months ended September 30, 2026.

VGLNG Senior Secured Notes

In June 2026, VGLNG issued $2.25 billion aggregate principal amount of senior secured notes in two series: (i) $1.125 billion of 6.375% senior secured notes due December 2034 (the "VGLNG 2034 Notes") and (ii) $1.125 billion of 6.625% senior secured notes due June 2036 (the "VGLNG 2036 Notes"). The Company incurred $29 million of financing costs which will be amortized over the term of the notes. Proceeds from the issuance were used to redeem in full the $2.25 billion outstanding 8.125% senior secured notes due 2028 (the "VGLNG 2028 Notes"). The redemption was accounted for as a debt extinguishment and resulted in a $70 million loss on financing transactions, including a $46 million early redemption premium. VGLNG may redeem all or part of the VGLNG 2034 and VGLNG 2036 Notes at specified prices set forth in the respective governing indenture, plus accrued interest, as of the date of the redemption.

VG Shipping Facility

In June 2026, VGSH, a wholly owned indirect subsidiary of the Company, entered into a $1.5 billion variable rate senior secured term loan facility due June 2032 (the "VG Shipping Facility"). Borrowings under the VG Shipping Facility bear interest at a SOFR-based rate or a base rate, subject to a 0.000% floor, plus a 2.000% margin or 1.000% margin, respectively. The facility also includes a commitment fee of 0.800% on undrawn amounts. The Company incurred $44 million of financing costs which will be amortized over the term of the facility. Proceeds from the VG Shipping Facility were used to reimburse VGLNG for prior LNG tanker acquisition payments, fund certain reserve accounts, and pay transaction costs. The VG Shipping Facility can be voluntarily prepaid without premium or penalty.

Calcasieu Pass Working Capital Facility

In June 2026, VGCP, a controlled indirect subsidiary of the Company, refinanced the Calcasieu Pass Working Capital Facility and extended the maturity date from August 2026 to June 2033. The Company incurred $17 million of financing costs related to the refinancing which will be amortized over the remaining term of the facility.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

VGCP Senior Secured Notes

In April 2026, VGCP issued $750 million aggregate principal amount of 6.000% senior secured notes due May 2036 (the “VGCP 2036 Notes”). The Company incurred $14 million of financing costs which will be amortized over the term of the notes. Proceeds from the issuance, together with cash on hand, were used to prepay in full the $757 million outstanding under the Calcasieu Pass Construction Term Loan. The prepayment was accounted for as a debt extinguishment and resulted in a $2 million loss on financing transactions during the nine months ended September 30, 2026. VGCP may redeem all or part of the VGCP 2036 Notes at specified prices set forth in the respective governing indenture, plus accrued interest, as of the date of the redemption.

CP2 Holdings EBL Facilities

During the nine months ended September 30, 2026, CP2 Holdings, a wholly owned indirect subsidiary of the Company, repaid $1.9 billion outstanding under the CP2 Holdings EBL Facilities. The repayments were accounted for as partial debt extinguishments, resulting in losses on financing transactions of $27 million and $64 million for the three and nine months ended September 30, 2026, respectively.

Final Investment Decision ("FID") for Phase 2 of the CP2 Project

In March 2026, Phase 2 of the CP2 Project achieved FID. At FID, CP2, a wholly owned indirect subsidiary of the Company, amended and restated its CP2 Credit Facilities to obtain an additional $8.6 billion of project financing for the development and construction of Phase 2. The amendment increased (i) the CP2 Construction Term Loan by $7.9 billion to $19.1 billion and (ii) the CP2 Working Capital Facility by $750 million to $1.6 billion. As amended, the CP2 Credit Facilities provide aggregate commitments of $20.7 billion to fund a portion of the project costs for Phases 1 and 2 of the CP2 Project, as well as certain activities related to the CP2 Expansion Project. The Company incurred $334 million of financing costs which are being amortized over the term of the facilities. The CP2 Credit Facilities can be voluntarily prepaid at any time without premium or penalty.

Interest expense on debt

The following table presents total interest expense incurred on debt and other instruments:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Stated interest	$742	$582	$2,063	$1,650
Amortization of debt discounts, premiums and issuance costs	70	48	195	118
Other interest and fees	40	32	122	61
Total interest cost	852	662	2,380	1,829
Capitalized interest	(366)	(241)	(961)	(822)
Total interest expense, net	$486	$421	$1,419	$1,007

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Derivatives

Overview of derivative instruments

Interest rate swaps

The Company uses interest rate swaps to mitigate exposure to changes in interest payments on certain variable rate debt. None of the Company's interest rate swaps was designated as cash flow hedges as of September 30, 2026 or December 31, 2025.

The following table summarizes the Company's outstanding interest rate swaps, all of which receive variable rate compounding SOFR:

				Outstanding notional as of
Debt instrument	Latest maturity	Mandatory early termination	Pay fixed rate(a)	September 30, 2026	December 31, 2025

CP2 Credit Facilities(b)	2050	2032	4.05%	$7,272	$1,402
Plaquemines Credit Facilities	2047	2029	2.47%	2,051	2,051
Blackfin Credit Facilities	2047	2030 & 2032	3.71%	1,185	1,191
VG Shipping Facility	2046	2032	4.17%	1,114	—
Calcasieu Funding TLB Facility	2033	N/A	3.99%	580	—
Calcasieu Pass Credit Facilities(c)				—	783
Total notional				$12,202	$5,427
____________
(a)Represents a weighted-average fixed rate based on the maximum notional.
(b)The interest rate swaps associated with the CP2 Credit Facilities have a maximum notional of $14.5 billion.
(c)In April 2026, the Company fully settled the Calcasieu Pass Construction Term Loan and associated interest rate swaps. See Note 8 – Debt for further discussion.

Natural gas supply contracts

The Company has contracts to acquire the supply of feed gas for its LNG facilities ("natural gas supply contracts"). None of the Company's natural gas supply contracts was designated as normal purchases and normal sales or hedges as of September 30, 2026 or December 31, 2025.

The following table summarizes outstanding natural gas supply contracts recognized as derivatives (notional amount in millions of MMBtus):

		Total notional as of
	Latest maturity	September 30, 2026	December 31, 2025

Natural gas supply contracts	2039	4,794	3,613

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Overview of results

The following table summarizes the fair value and classification of derivatives on the condensed consolidated balance sheets:

	Balance sheet location	September 30, 2026	December 31, 2025

Assets
Interest rate swaps	Derivative assets	$79	$36
Natural gas supply contracts	Derivative assets	43	29
Interest rate swaps	Noncurrent derivative assets	1,549	203
Natural gas supply contracts	Noncurrent derivative assets	17	13
Total assets		$1,688	$281

Liabilities
Interest rate swaps	Accrued and other liabilities	$—	$32
Natural gas supply contracts	Accrued and other liabilities	53	72
Interest rate swaps	Other noncurrent liabilities	—	63
Natural gas supply contracts	Other noncurrent liabilities	122	89
Total liabilities		$175	$256

The following table presents the gross and net fair value of outstanding derivatives:

	September 30, 2026			December 31, 2025
	Gross balance	Balance subject to netting	Net balance	Gross balance	Balance subject to netting	Net balance

Derivative assets	$1,704	$(16)	$1,688	$296	$(15)	$281
Derivative liabilities	(191)	16	(175)	(271)	15	(256)

The following table presents the pre-tax gain (loss) of derivative instruments recognized in earnings:

		Three months ended September 30,		Nine months ended September 30,
	Line item	2026	2025	2026	2025

Natural gas supply contracts	Cost of sales	$(10)	$24	$2	$(91)
Natural gas supply contracts	Development expense	—	—	2	—
Interest rate swaps	Gain (loss) on interest rate swaps	1,368	(144)	1,507	(448)

Credit-risk related contingent features

Interest rate swaps

The interest rate swap agreements include cross default provisions that could trigger default under the swaps if the Company defaults on certain indebtedness, potentially requiring settlement of net derivative liability positions with counterparties. As of September 30, 2026, the Company had not posted collateral under these agreements and was not in default under any related provisions. There were no interest rate swaps with credit risk-related contingent features in a net liability position as of September 30, 2026.

Natural gas supply contracts

Certain natural gas supply contracts contain credit risk-related contingent features that could require additional collateral if the Company's credit ratings change. As of September 30, 2026, these contracts in a net

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

liability position had an aggregate fair value of $65 million. The Company had posted $55 million of collateral for these arrangements in the form of letters of credit under the Calcasieu Pass Working Capital Facility as of September 30, 2026.

Note 10 – Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis and indicates their levels within the fair value hierarchy:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Money market funds(a)	$247	$—	$—	$247	$340	$—	$—	$340
Interest rate swaps(b)	—	1,628	—	1,628	—	245	—	245
Natural gas supply contracts(b)	—	1	75	76	—	1	50	51
Total	$247	$1,629	$75	$1,951	$340	$246	$50	$636

Liabilities
Interest rate swaps(c)	$—	$—	$—	$—	$—	$102	$—	$102
Natural gas supply contracts(c)	—	3	188	191	—	20	149	169
Total	$—	$3	$188	$191	$—	$122	$149	$271
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

Due to the uncertainty surrounding these inputs, certain natural gas supply contracts are classified as Level 3 in the fair value hierarchy. Changes in these assumptions could materially affect the estimated fair value of the contracts. For further discussion, see Note 9 – Derivatives.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes quantitative information for the unobservable inputs for Level 3 natural gas supply contracts as of September 30, 2026 (natural gas price amounts in dollars):

Valuation approach	Significant unobservable input	Range of significant unobservable input	Arithmetic average of significant unobservable input

Discounted cash flow	Forward natural gas price per MMBtu(a)	$0.83 to $5.34	$3.45
Option pricing model	Volatility	20.0% to 68.0%	26.4%
____________
(a)    At illiquid delivery locations.

The following table provides a reconciliation of changes in the net fair value of derivative instruments measured at fair value on a recurring basis using Level 3 inputs:

	Three months ended September 30,
	2026	2025

Beginning balance as of July 1	$(102)	$(102)
Total realized and unrealized gain included in earnings	2	—
Settlements	(13)	27
Transfer out of Level 3	—	1
Ending balance as of September 30	$(113)	$(74)

Unrealized gain (loss) included in earnings	$(11)	$27

	Nine months ended September 30,
	2026	2025

Beginning balance as of January 1	$(99)	$6
Total realized and unrealized loss included in earnings	(90)	(141)
Settlements	87	60
Transfer into Level 3	(11)	—
Transfer out of Level 3	—	1
Ending balance as of September 30	$(113)	$(74)

Unrealized loss included in earnings	$(3)	$(81)

Other financial instruments

The following table presents the carrying value, fair value and fair value hierarchy of the outstanding principal balance of debt in the condensed consolidated balance sheets:

	September 30, 2026
	Carrying value	Fair value
		Level 1	Level 2	Level 3	Total

Fixed rate debt	$26,084	$23,030	$84	$—	$23,114
Variable rate debt	19,042	—	19,042	—	19,042

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
	Carrying value	Fair value
		Level 1	Level 2	Level 3	Total

Fixed rate debt	$25,334	$25,426	$84	$—	$25,510
Variable rate debt	9,478	1,078	8,403	—	9,481

Note 11 – Income Taxes

The Company's provision for income taxes is based on an estimated annual effective tax rate, plus discrete items. The Company's effective tax rate was 17.6% and 17.7% for the three and nine months ended September 30, 2026, respectively, and was different from the statutory income tax rate due to a combination of factors including stock option windfall tax benefits, the Foreign-Derived Deduction-Eligible Income ("FDDEI") deduction, non-deductible expenses, and research and development credits.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company. This could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2026.

Disputes with certain customers under the Calcasieu Project's post-COD SPAs are accounted for under ASC 606, Revenue from Contracts with Customers. See Note 3 – Revenue from Contracts with Customers for discussion of certain disputes with customers.

Credit arrangements

The Company has entered into certain credit arrangements to secure the transportation and supply of natural gas, and regasification capacity. As of September 30, 2026, the maximum undiscounted potential exposure associated with these arrangements was $541 million. This amount is not currently recognized as a liability on the condensed consolidated balance sheets, and to date, no amounts have been drawn against these arrangements.

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

As of September 30, 2026 and December 31, 2025, the Company had authorized for issuance 200 million shares of preferred stock, 4.4 billion shares of Class A common stock and 3.0 billion shares of Class B common stock.

Note 14 – Redeemable Stock of Subsidiary

In August 2019, Calcasieu Funding issued 9 million redeemable preferred units (the "CP Funding Redeemable Preferred Units"). The CP Funding Redeemable Preferred Units incurred cumulative, quarterly distributions which were paid in cash or in-kind by increasing the face value of the CP Funding Redeemable Preferred Units. These distributions were recognized as net income attributable to redeemable stock of subsidiary on the condensed consolidated statements of operations.

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

The following table summarizes the change in redeemable stock of subsidiary on the condensed consolidated balance sheets:

	Three months ended September 30,
	2026	2025
Beginning balance as of July 1	$—	$1,606
Net income attributable to preferred units	—	44
Ending balance as of September 30	$—	$1,650

	Nine months ended September 30,
	2026	2025

Beginning balance as of January 1	$1,696	$1,529
Net income attributable to preferred units	47	121
Redemption of preferred units	(1,743)	—
Ending balance as of September 30	$—	$1,650

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Non-Controlling Interests

VGLNG Series A Preferred Shares

In September 2024, VGLNG issued 3 million Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock (the "VGLNG Series A Preferred Shares"). The VGLNG Series A Preferred Shares accumulate dividends at an annual rate of 9.000%, or $90.00 a year per preferred share, and are payable semiannually if declared by the VGLNG board of directors. The following table summarizes accumulated but undeclared dividends on the VGLNG Series A Preferred Shares:

	Three months ended September 30,
	2026	2025

Beginning balance as of July 1	$68	$68
Dividends accumulated	67	67
Dividends declared and paid	(135)	(135)
Ending balance as of September 30	$—	$—

	Nine months ended September 30,
	2026	2025

Beginning balance as of January 1	$68	$68
Dividends accumulated	202	202
Dividends declared and paid	(270)	(270)
Ending balance as of September 30	$—	$—

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

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the third-party ownership in the net assets of Calcasieu Holdings:

	Three months ended September 30,
	2026	2025

Beginning balance as of July 1	$543	$572
Net income attributable to non-controlling interests	15	10
Other comprehensive income	—	1
Distributions	(25)	—
Ending balance as of September 30	$533	$583

	Nine months ended September 30,
	2026	2025

Beginning balance as of January 1	$593	$575
Net income attributable to non-controlling interests	40	26
Distributions	(100)	(18)
Ending balance as of September 30	$533	$583

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

The following table provides the computation of net income per share attributable to Class A and Class B common stock outstanding (share amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net income	$2,628	$550	$4,670	$1,542
Less: Net income attributable to redeemable stock of subsidiary	—	44	47	121
Less: Net income attributable to non-controlling interests	15	10	40	26
Less: Dividends on VGLNG Series A preferred shares	67	67	202	202
Net income attributable to common stockholders	$2,546	$429	$4,381	$1,193

Weighted average shares of common stock outstanding
Basic	2,506	2,433	2,486	2,418
Dilutive stock options outstanding	140	208	155	221
Diluted	2,646	2,641	2,641	2,639
Net income attributable to common stockholders per share—basic(a)	$1.02	$0.18	$1.76	$0.49
Net income attributable to common stockholders per share—diluted(a)	$0.96	$0.16	$1.66	$0.45

Anti-dilutive stock options excluded from diluted net income per share	33	14	33	14
____________
(a)    Earnings per share may not recalculate exactly due to rounding.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Supplemental Cash Flow Information

The following table sets forth supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2026	2025

Accrued capital expenditures	$2,255	$1,661
Cash paid for interest, net of amounts capitalized	1,238	728
Conversion of equity method investment to property, plant and equipment	—	327
Right-of-use assets in exchange for new operating lease liabilities	322	224
Paid-in-kind distribution on redeemable stock of subsidiary	—	121
Cash paid for operating leases	98	98

Note 18 – Segment Information

The following tables present financial information by segment, including significant segment expenses regularly provided to the chief operating decision maker, and a reconciliation of segment income (loss) from operations to income before income tax expense on the condensed consolidated statements of operations for the periods indicated.

	Three months ended September 30, 2026
	Calcasieu Project	Plaquemines Project	CP2 Project	Sales and shipping	Corporate, other and eliminations	Total

Revenue
Revenue from external customers	$627	$1,967	$—	$2,160	$2	$4,756
Intersegment revenue	58	1,859	—	—	(1,917)	—
Total revenue	685	3,826	—	2,160	(1,915)	4,756

Operating expense
Cost of sales	434	1,334	—	1,749	(1,773)	1,744
Operating and maintenance expense	77	132	32	83	(21)	303
General and administrative expense	4	20	24	2	63	113
Development expense	—	7	2	—	24	33
Depreciation and amortization	47	172	—	20	29	268
Total operating expense	562	1,665	58	1,854	(1,678)	2,461

Income (loss) from operations	$123	$2,161	$(58)	$306	$(237)	$2,295
Interest income						43
Interest expense, net						(486)
Gain on interest rate swaps						1,368
Loss on financing transactions						(32)
Income before income tax expense						$3,188

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30, 2025
	Calcasieu Project	Plaquemines Project	CP2 Project	Sales and shipping	Corporate, other and eliminations	Total

Revenue
Revenue from external customers	$711	$1,927	$—	$688	$3	$3,329
Intersegment revenue	—	598	—	—	(598)	—
Total revenue	711	2,525	—	688	(595)	3,329

Operating expense
Cost of sales	463	973	—	556	(604)	1,388
Operating and maintenance expense	82	99	10	61	(7)	245
General and administrative expense	3	16	13	2	71	105
Development expense	—	13	22	—	18	53
Depreciation and amortization	46	142	—	13	17	218
Total operating expense	594	1,243	45	632	(505)	2,009

Income (loss) from operations	$117	$1,282	$(45)	$56	$(90)	$1,320
Interest income						27
Interest expense, net						(421)
Loss on interest rate swaps						(144)
Loss on financing transactions						(141)
Loss on foreign currency transactions						(4)
Income before income tax expense						$637

	Nine months ended September 30, 2026
	Calcasieu Project	Plaquemines Project	CP2 Project	Sales and shipping	Corporate, other and eliminations	Total

Revenue
Revenue from external customers	$2,361	$6,744	$—	$4,821	$7	$13,933
Intersegment revenue	126	4,241	—	—	(4,367)	—
Total revenue	2,487	10,985	—	4,821	(4,360)	13,933

Operating expense
Cost of sales	1,722	4,598	—	3,897	(4,029)	6,188
Operating and maintenance expense	243	376	86	246	(43)	908
General and administrative expense	12	56	64	5	185	322
Development expense	—	33	13	—	56	102
Depreciation and amortization	138	508	—	57	76	779
Total operating expense	2,115	5,571	163	4,205	(3,755)	8,299

Income (loss) from operations	$372	$5,414	$(163)	$616	$(605)	$5,634
Interest income						97
Interest expense, net						(1,419)
Gain on interest rate swaps						1,507
Loss on financing transactions						(141)
Loss on foreign currency transactions						(1)
Income before income tax expense						$5,677

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30, 2025
	Calcasieu Project	Plaquemines Project	CP2 Project	Sales and shipping	Corporate, other and eliminations	Total

Revenue
Revenue from external customers	$2,977	$4,697	$—	$1,657	$(7)	$9,324
Intersegment revenue	307	1,109	1	—	(1,417)	—
Total revenue	3,284	5,806	1	1,657	(1,424)	9,324

Operating expense
Cost of sales	1,595	2,395	—	1,317	(1,441)	3,866
Operating and maintenance expense	300	264	10	157	(17)	714
General and administrative expense	11	47	34	4	217	313
Development expense	—	32	193	—	67	292
Depreciation and amortization	176	450	—	27	48	701
Total operating expense	2,082	3,188	237	1,505	(1,126)	5,886

Income (loss) from operations	$1,202	$2,618	$(236)	$152	$(298)	$3,438
Interest income						121
Interest expense, net						(1,007)
Loss on interest rate swaps						(448)
Loss on financing transactions						(204)
Loss on foreign currency transactions						(4)
Income before income tax expense						$1,896

The following table presents the capital expenditures and total assets by segment for the periods indicated:

	Capital expenditures(a)		Total assets
	Nine months ended September 30,		September 30, 2026	December 31, 2025
	2026	2025

Calcasieu Project	$51	$72	$6,723	$6,955
Plaquemines Project	814	4,783	27,354	26,256
CP2 Project	8,695	2,835	22,532	10,857
Sales and shipping	313	545	3,806	2,485
Corporate, other and eliminations	911	1,569	7,693	6,893
Total	$10,784	$9,804	$68,108	$53,446
____________
(a)    Includes financed capital expenditures.

VENTURE GLOBAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Recent Accounting Pronouncements

The following table provides a description of a recently issued accounting pronouncement that has not yet been adopted as of September 30, 2026. Accounting pronouncements not listed below were assessed and determined to not have a material impact to the condensed consolidated financial statements.

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

Note 20 – Subsequent Events

On October 31, 2026, the first phase of the Plaquemines Project, our second LNG export facility, declared COD and commenced the sale of LNG under its post-COD SPAs with its phase one customers.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements and the accompanying notes thereto, included in Item 1.—Financial Statements of this Form 10-Q, and discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the “2025 Form 10-K“). In addition to historical condensed consolidated financial information, this Form 10-Q contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks, uncertainties, and other important factors. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in the Cautionary Statement on Regarding Forward-Looking Statements in this Form 10-Q and elsewhere in Item 1A.—Risk Factors of our 2025 Form 10-K and in Item 1A.—Risk Factors of this Form 10-Q. As used herein, unless the context otherwise requires, references to the "Company," "we," "us," and "our" refer to Venture Global, Inc. and its consolidated subsidiaries. Except for per MMBtu amounts, or as otherwise specified, dollar amounts presented within tables are stated in millions.

Executive Summary

Our Consolidated Financial Results.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Income from operations	$2,295	$1,320	$5,634	$3,438

LNG volumes sold (TBtu)	465.8	373.0	1,413.0	930.5
Weighted average price of LNG volumes sold (per MMBtu)
Liquefaction fee	$6.76	$5.38	$5.66	$6.23
Commodity fee	3.40	3.54	4.15	3.86
Weighted average price of LNG volumes sold	$10.16	$8.92	$9.81	$10.09

Our income from operations for the three months ended September 30, 2026 increased compared to the prior year primarily due to higher LNG sales volumes from the Plaquemines Project as commissioning activities progressed and LNG production ramped up, and higher weighted average LNG sales prices net of the costs of feed gas. These increases were partially offset by higher operating and maintenance expenses primarily associated with commissioning and the ramp up of LNG production at the Plaquemines Project and higher depreciation and amortization primarily due to placing assets in service from an accounting perspective throughout 2025 and 2026.

Our income from operations for the nine months ended September 30, 2026 increased compared to the prior year primarily due to higher sales volumes from the Plaquemines Project as commissioning activities progressed and LNG production ramped up, as well as lower development costs, primarily due to the fact that the CP2 Project was determined to be probable in 2025, after which most development costs were capitalized. These increases were partially offset by lower weighted average LNG sales prices net of the costs of feed gas, and higher net operating and maintenance expenses primarily associated with commissioning and the ramp up of LNG production at the Plaquemines Project, partially offset by lower remediation costs at the Calcasieu Project.

Our LNG Projects

Calcasieu Project. Our initial LNG export facility declared COD and commenced the sale of LNG to its customers under its post-COD SPAs on April 15, 2025. Prior to COD, the project sold LNG under LNG Commissioning Sales Agreements.

Plaquemines Project. Production and LNG sales from our second LNG export facility continue to ramp up as construction and commissioning progress. In March 2026, the DOE approved our application to increase authorized exports to Non-FTA Nations from 24.0 mtpa to 27.2 mtpa. Also in March 2026, we submitted an additional DOE export application to further increase authorized export volumes to 35.0 mtpa. Our applications with the FERC and DOE to increase the Plaquemines Project's permitted production and authorized export capacity from 27.2 mtpa to 35.0 mtpa are pending approval.

On October 31, 2026, the first phase of the Plaquemines Project, our second LNG export facility, declared COD and commenced the sale of LNG under its post-COD SPAs with its phase one customers.

Plaquemines Expansion Project. Our applications with the FERC and DOE proposing a 31.0 mtpa expansion of the Plaquemines Project are pending approval.

CP2 Project. Our third LNG export project remains under construction. In March 2026, Phase 2 of the CP2 Project achieved FID and we obtained $8.6 billion of additional project financing to fund its development and construction. During the nine months ended September 30, 2026, we incurred $9.8 billion of project costs primarily related to construction activities and equipment purchases.

In 2026, the CP2 Project entered into or increased contracted capacity under three 20-year post-COD SPAs for the delivery of a combined 3.0 mtpa from Phase 2, increasing total post-COD capacity contracted from 26.0 mtpa to 29.0 mtpa.

In August 2026, the U.S. Court of Appeals for the D.C. Circuit unanimously denied petitions challenging FERC’s order authorizing the CP2 Project. Our applications with the FERC and DOE to increase the CP2 Project's permitted production and authorized export capacity from 28.0 mtpa to 35.0 mtpa are pending approval.

CP2 Expansion. In May 2026, we filed an application with the FERC for an 11.7 mtpa expansion of the CP2 Project, or the CP2 Expansion Project. In July 2026, we submitted the corresponding export application to the DOE to authorize up to 11.7 mtpa of export volumes. Both applications with the FERC and DOE are pending approval.

In 2026, the CP2 Project entered into a 20-year post-COD SPA for the delivery of 1.0 mtpa from the CP2 Expansion Project.

Other Developments.

In 2026, VG Commodities executed several new five-year LNG sales agreements totaling approximately 3.8 mtpa, further advancing our strategy of maintaining a diversified portfolio of short-, medium- and long-term LNG sales agreements to optimize pricing and manage risk across our asset portfolio.

In September 2026, we took delivery of an LNG tanker, Venture Manatee, bringing our total owned fleet of LNG tankers to eight. One additional LNG tanker is currently under construction and is expected to be delivered in the fourth quarter of 2026.

During the nine months ended September 30, 2026, we completed several transactions that strengthened our capital structure and liquidity profile, including:
•redeeming the CP Funding Redeemable Preferred Units, which carried a stated cash distribution rate of 10.000% and included various liquidity restrictions, with proceeds from the newly issued variable rate Calcasieu Funding TLB Facility;
•repaying the outstanding balance of the Calcasieu Pass Construction Term Loan, which was due in August 2026, with proceeds from the newly issued VGCP 2036 Notes;
•redeeming the VGLNG 2028 Notes, which carried a stated interest rate of 8.125%, with proceeds from the newly issued VGLNG 2034 Notes and VGLNG 2036 Notes, which carry a stated interest rate of 6.375% and 6.625%, respectively;

•prepaying $1.9 billion outstanding under the CP2 Holdings EBL Facilities with net proceeds received from the sale of commissioning cargos generated by the Plaquemines Project; and
•repricing the Blackfin TLB Facility, which reduced the applicable margin on the variable interest rate by 50 basis points.

In October 2026, we entered into power and grid frame agreements to support the continued expansion of our grid-independent, island-mode industrial power network. These agreements establish a framework for the option to purchase up to 16 new power island units and associated power transformers and other equipment, providing a pathway to add significant island-mode power generation capacity through 2034. This infrastructure is intended to support the continued growth of our LNG operations, while also providing the potential to develop and own or lease up to 10 GW of compute capacity through our own AI Utility. We expect to place the first purchase order for a power island by the end of 2026, with potential additional phased deployments subject to market demand, customer commitments, and regulatory approvals. See Item 1A.—Risk Factors of this Form 10-Q.

Consolidated Results of Operations

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table shows a summary of our results of operations for the periods indicated:

	Three months ended September 30,		Change
	2026	2025	($)	(%)

REVENUE	$4,756	$3,329	$1,427	43%

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,744	1,388	356	26%
Operating and maintenance expense	303	245	58	24%
General and administrative expense	113	105	8	8%
Development expense	33	53	(20)	(38)%
Depreciation and amortization	268	218	50	23%
Total operating expense	2,461	2,009	452	22%

INCOME FROM OPERATIONS	2,295	1,320	975	74%

OTHER INCOME (EXPENSE)
Interest income	43	27	16	59%
Interest expense, net	(486)	(421)	(65)	15%
Gain (loss) on interest rate swaps	1,368	(144)	1,512	NM
Loss on financing transactions	(32)	(141)	109	(77)%
Loss on foreign currency transactions	—	(4)	4	(100)%
Total other income (expense)	893	(683)	1,576	231%

INCOME BEFORE INCOME TAX EXPENSE	3,188	637	2,551	NM
Income tax expense	560	87	473	NM
NET INCOME	2,628	550	2,078	NM

Less: Net income attributable to redeemable stock of subsidiary	—	44	(44)	(100)%
Less: Net income attributable to non-controlling interests	15	10	5	50%
Less: Dividends on VGLNG Series A Preferred Shares	67	67	—	—%
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,546	$429	$2,117	NM
____________
NM    Percentage not meaningful.

Revenue

Revenue was $4.8 billion for the three months ended September 30, 2026, a $1.4 billion, or 43%, increase from $3.3 billion for the three months ended September 30, 2025. This increase was primarily due to:
•$827 million from higher LNG sales volumes primarily from the Plaquemines Project due to commissioning and the continued ramp up of LNG production; and
•$580 million from higher net LNG sales prices comprised of:
◦$640 million increase from higher liquefaction fees primarily from LNG produced by our Plaquemines Project, some of which were sold by VG Commodities under LNG Commissioning Sales Agreements; partially offset by

◦$61 million decrease from lower variable commodity fees due to decreases in Henry Hub natural gas prices.
Operating Expense
Cost of Sales

Cost of sales was $1.7 billion for the three months ended September 30, 2026, a $356 million, or 26%, increase from $1.4 billion for the three months ended September 30, 2025. This increase was primarily due to:
•$334 million from higher LNG sales volumes primarily at the Plaquemines Project due to commissioning and the continued ramp up of LNG production;
•$35 million unfavorable change in the fair value of our natural gas supply contracts; partially offset by
•$13 million from lower costs of feed gas primarily due to decreases in Henry Hub natural gas prices.

Operating and Maintenance Expense

Operating and maintenance expense was $303 million for the three months ended September 30, 2026, a $58 million, or 24%, increase from $245 million for the three months ended September 30, 2025. This increase was primarily due to:
•$33 million at the Plaquemines Project primarily for higher maintenance costs in support of commissioning and the ramp up of LNG production; and
•$22 million at the CP2 Project primarily due to an increase in personnel costs, primarily associated with higher headcount.

General and Administrative Expense

General and administrative expense was $113 million for the three months ended September 30, 2026, an $8 million, or 8%, increase from $105 million for the three months ended September 30, 2025. This increase was primarily due to increased personnel and other administrative costs.

Development Expense

Development expense was $33 million for the three months ended September 30, 2026, a $20 million, or 38%, decrease from $53 million for the three months ended September 30, 2025. This decrease was primarily due to the phases of the CP2 Project and certain of our pipeline projects being declared probable throughout 2025 and 2026, resulting in the majority of the costs incurred to develop the projects subsequently being capitalized.

Depreciation and Amortization

Depreciation and amortization was $268 million for the three months ended September 30, 2026, a $50 million, or 23%, increase from $218 million for the three months ended September 30, 2025. This increase was primarily due to placing assets in service from an accounting perspective throughout 2025 and 2026, including a portion of the Plaquemines Project assets, Blackfin Pipeline, and additional LNG tankers.

Other Income or Expense

Interest Income

Interest income was $43 million for the three months ended September 30, 2026, a $16 million, or 59%, increase from $27 million for the three months ended September 30, 2025. This increase was primarily due to higher average cash balances, partially offset by lower interest rates during the three months ended September 30, 2026, compared to the same period in 2025.

Interest Expense, Net

Interest expense, net was $486 million for the three months ended September 30, 2026, a $65 million, or 15%, increase from $421 million for the three months ended September 30, 2025. This increase was primarily from higher non-capitalizable interest costs due to placing additional Plaquemines Project assets in service in accordance with the applicable accounting guidance, higher commitment fees, and an increase in our average outstanding debt.

Gain (Loss) on Interest Rate Swaps

Gain on interest rate swaps was $1.4 billion for the three months ended September 30, 2026, a $1.5 billion favorable change from a loss on interest rate swaps of $144 million for the three months ended September 30, 2025. This favorable change was primarily due to an increase in the forward interest rate curves during the three months ended September 30, 2026, compared to a decrease during the three months ended September 30, 2025.

Loss on Financing Transactions

Loss on financing transactions was $32 million for the three months ended September 30, 2026, a $109 million, or 77%, decrease from $141 million for the three months ended September 30, 2025. This decrease was due to a $100 million loss associated with the partial prepayment of the Plaquemines Construction Term Loan and a $41 million loss associated with the prepayment of CP2 Bridge Facilities during the three months ended September 30, 2025, as compared to a $27 million loss associated with the partial prepayments of the CP2 Holdings EBL Facilities during the comparable period in 2026.

Loss on Foreign Currency Transactions

Loss on foreign currency transactions was $4 million for the three months ended September 30, 2025.

Income Tax Expense

Income tax expense was $560 million for the three months ended September 30, 2026, a $473 million increase from $87 million for the three months ended September 30, 2025, primarily due to an increase in pre-tax income, partially offset by an increase in tax benefits associated with employee stock option exercises, the impact of the FDDEI deduction, and an increase in research and development credits.

Our effective tax rate was 17.6% for the three months ended September 30, 2026, as compared to 13.7% for the three months ended September 30, 2025. The 2026 effective tax rate was different from the statutory income tax rate primarily due to the recognition of tax benefits upon the exercise of employee stock options, the impact of the FDDEI deduction, research and development credits, and non-deductible expenses.

Net Income Attributable to Redeemable Stock of Subsidiary

Net income attributable to redeemable stock of subsidiary was $44 million for the three months ended September 30, 2025. Calcasieu Funding fully redeemed the CP Funding Redeemable Preferred Units in April 2026.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $15 million for the three months ended September 30, 2026, a $5 million, or 50%, increase from $10 million for the three months ended September 30, 2025. This increase was primarily due to higher net income at the Calcasieu Project during the current period.

Dividends on VGLNG Series A Preferred Shares

Dividends on VGLNG Series A Preferred Shares were $67 million for the three months ended September 30, 2026 and 2025.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table shows a summary of our consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Change
	2026	2025	($)	(%)

REVENUE	$13,933	$9,324	$4,609	49%

OPERATING EXPENSE
Cost of sales (exclusive of depreciation and amortization shown separately below)	6,188	3,866	2,322	60%
Operating and maintenance expense	908	714	194	27%
General and administrative expense	322	313	9	3%
Development expense	102	292	(190)	(65)%
Depreciation and amortization	779	701	78	11%
Total operating expense	8,299	5,886	2,413	41%

INCOME FROM OPERATIONS	5,634	3,438	2,196	64%

OTHER INCOME (EXPENSE)
Interest income	97	121	(24)	(20)%
Interest expense, net	(1,419)	(1,007)	(412)	41%
Gain (loss) on interest rate swaps	1,507	(448)	1,955	NM
Loss on financing transactions	(141)	(204)	63	(31)%
Loss on foreign currency transactions	(1)	(4)	3	(75)%
Total other income (expense)	43	(1,542)	1,585	103%

INCOME BEFORE INCOME TAX EXPENSE	5,677	1,896	3,781	199%
Income tax expense	1,007	354	653	184%
NET INCOME	4,670	1,542	3,128	203%

Less: Net income attributable to redeemable stock of subsidiary	47	121	(74)	(61)%
Less: Net income attributable to non-controlling interests	40	26	14	54%
Less: Dividends on VGLNG Series A Preferred Shares	202	202	—	—%
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,381	$1,193	$3,188	267%
____________
NM    Percentage not meaningful.

Revenue

Revenue was $13.9 billion for the nine months ended September 30, 2026, a $4.6 billion, or 49%, increase from $9.3 billion for the nine months ended September 30, 2025. This increase was primarily due to:
•$5.4 billion from higher LNG sales volumes primarily from the Plaquemines Project due to commissioning and the continued ramp up of LNG production; partially offset by
•$891 million from lower net LNG sales prices comprised of:
◦$1.2 billion decrease from lower liquefaction fees primarily due to the Calcasieu Project's transition from selling LNG under LNG Commissioning Sales Agreements to under post-COD SPAs in April 2025 and lower liquefaction fees for LNG produced by our Plaquemines Project; partially offset by
◦$339 million increase from higher variable commodity fees due to increases in Henry Hub natural gas prices.

Operating Expense

Cost of Sales

Cost of sales was $6.2 billion for the nine months ended September 30, 2026, a $2.3 billion, or 60%, increase from $3.9 billion for the nine months ended September 30, 2025. This increase was due to:
•$2.0 billion from higher LNG sales volumes primarily from the Plaquemines Project due to commissioning and the continued ramp up of LNG production; and
•$430 million from higher costs of feed gas primarily due to increases in Henry Hub natural gas prices.

Operating and Maintenance Expense

Operating and maintenance expense was $908 million for the nine months ended September 30, 2026, a $194 million, or 27%, increase from $714 million for the nine months ended September 30, 2025. This increase was primarily due to:
•$112 million at the Plaquemines Project primarily for higher maintenance and operational insurance costs in support of commissioning and the ramp up of LNG production;
•$76 million at the CP2 Project primarily due to an increase in personnel costs, primarily associated with higher headcount, and an increase in lease costs; and
•$33 million primarily due to increased costs associated with more LNG tankers in operation and increased fees associated with regasification capacity contracts.
These increases were partially offset by a $57 million reduction at the Calcasieu Project primarily due to lower commissioning and remediation work, legal fees, and personnel costs.

General and Administrative Expense

General and administrative expense was $322 million for the nine months ended September 30, 2026, a $9 million, or 3%, increase from $313 million for the nine months ended September 30, 2025.

Development Expense

Development expense was $102 million for the nine months ended September 30, 2026, a $190 million, or 65%, decrease from $292 million for the nine months ended September 30, 2025. This decrease was primarily due to the phases of the CP2 Project and certain of our pipeline projects being declared probable throughout 2025 and 2026, resulting in the majority of the costs incurred to develop the projects subsequently being capitalized.

Depreciation and Amortization

Depreciation and amortization was $779 million for the nine months ended September 30, 2026, a $78 million, or 11%, increase from $701 million for the nine months ended September 30, 2025. This increase was primarily due to $259 million from placing additional assets in service from an accounting perspective throughout 2025 and 2026, including a portion of the Plaquemines Project assets, additional LNG tankers, and the Blackfin Pipeline. This increase was partially offset by a decrease of $181 million due to an extension of the estimated useful lives of certain LNG facility assets in the third quarter of 2025 to align with the extended remaining terms of certain land leases to which the LNG facility assets are affixed.

Other Income or Expense

Interest Income

Interest income was $97 million for the nine months ended September 30, 2026, a $24 million, or 20%, decrease from $121 million for the nine months ended September 30, 2025. This decrease was primarily due to lower interest rates during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Interest Expense, Net

Interest expense, net was $1.4 billion for the nine months ended September 30, 2026, a $412 million, or 41%, increase from $1.0 billion for the nine months ended September 30, 2025. This increase was primarily due to higher non-capitalizable interest costs due to placing additional Plaquemines Project assets in service in accordance with the applicable accounting guidance, higher commitment fees, and an increase in our average outstanding debt.

Gain (Loss) on Interest Rate Swaps

Gain on interest rate swaps was $1.5 billion for the nine months ended September 30, 2026, a $2.0 billion favorable change from a loss on interest rate swaps of $448 million for the nine months ended September 30, 2025. This favorable change was primarily due to an increase in the forward interest rate curves during the nine months ended September 30, 2026, compared to a decrease during the nine months ended September 30, 2025.

Loss on Financing Transactions

Loss on financing transactions was $141 million for the nine months ended September 30, 2026, a $63 million, or 31%, decrease from $204 million for the nine months ended September 30, 2025. This decrease was due to a $163 million loss associated with the partial prepayment of the Plaquemines Construction Term Loan and a $41 million loss associated with the prepayment of CP2 Bridge Facilities for the nine months ended September 30, 2025, as compared to a $70 million loss associated with the early redemption of the VGLNG 2028 Notes and a $64 million loss associated with the partial prepayments of the CP2 Holdings EBL Facilities during the comparable period in 2026.

Loss on Foreign Currency Transactions

Loss on foreign currency transactions was $1 million for the nine months ended September 30, 2026, a $3 million, or 75%, decrease from $4 million for the nine months ended September 30, 2025.

Income Tax Expense

Income tax expense was $1.0 billion for the nine months ended September 30, 2026, a $653 million, or 184%, increase from $354 million for the nine months ended September 30, 2025, primarily due to an increase in pre-tax income, partially offset by an increase in tax benefits associated with employee stock option exercises, the impact of the FDDEI deduction, and an increase in research and development credits.

Our effective tax rate was 17.7% for the nine months ended September 30, 2026, compared to 18.7% for the nine months ended September 30, 2025. The 2026 effective tax rate was impacted primarily by the recognition of tax benefits upon the exercise of employee stock options, the impact of the FDDEI deduction, non-deductible expenses, and research and development credits.

Net Income Attributable to Redeemable Stock of Subsidiary

Net income attributable to redeemable stock of subsidiary was $47 million for the nine months ended September 30, 2026, a $74 million, or 61%, decrease from $121 million for the nine months ended September 30, 2025. This decrease was due to the full redemption of the CP Funding Redeemable Preferred Units in April 2026.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $40 million for the nine months ended September 30, 2026, a $14 million, or 54%, increase from $26 million for the nine months ended September 30, 2025. This increase was due to the allocation of earnings to the Calcasieu Holdings Class B common unit holders based on ownership interests subsequent to COD of the Calcasieu Project, compared to a stated allocation of 10% per annum prior to COD during the nine months ended September 30, 2025.

Dividends on VGLNG Series A Preferred Shares

Dividends on VGLNG Series A Preferred Shares were $202 million for the nine months ended September 30, 2026 and 2025.

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

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table shows a summary of our segment income (loss) from operations for the periods indicated:

	Three months ended September 30,		Change
	2026	2025	($)	(%)

Calcasieu Project	$123	$117	$6	5%
Plaquemines Project	2,161	1,282	879	69%
CP2 Project	(58)	(45)	(13)	29%
Sales and shipping	306	56	250	NM
Corporate, other and eliminations	(237)	(90)	(147)	163%
Total	$2,295	$1,320	$975	74%

Calcasieu Project

	Three months ended September 30,
	2026	2025

LNG volumes sold (TBtu)(1)	137.8	133.0
Weighted average price of LNG volumes sold (per MMBtu)(2)	$4.92	$5.29
____________
(1)    Inclusive of 15.1 TBtu sold to VG Commodities and eliminated in consolidation during the three months ended September 30, 2026. There was no LNG sold to VG Commodities during the three months ended September 30, 2025.
(2)    Inclusive of $3.83 weighted average price of LNG sold to VG Commodities and eliminated in consolidation during the three months ended September 30, 2026.

For the three months ended September 30, 2026, the Calcasieu Project had income from operations of $123 million, a $6 million, or 5%, increase from $117 million for the three months ended September 30, 2025. This increase was primarily due to:
•a decrease in cost of sales of $29 million primarily due to:
◦$24 million favorable change in the fair value of forward natural gas supply contracts; and
◦$21 million decrease from lower costs of feed gas due to decreases in Henry Hub natural gas prices; partially offset by
◦$16 million increase from higher LNG sales volumes.
These decreases were partially offset by:
•a decrease in revenue of $26 million due to:
◦$51 million from lower LNG sales prices comprised of:
▪$34 million decrease from lower liquefaction fees due to increased sales to VG Commodities at a lower rate; and
▪$17 million decrease from lower variable commodity fees due to decreases in Henry Hub natural gas prices; partially offset by
◦$25 million from higher LNG sales volumes.

Plaquemines Project

	Three months ended September 30,
	2026	2025

LNG volumes sold (TBtu)(1)	330.3	245.6
Weighted average price of LNG volumes sold (per MMBtu)(2)	$11.53	$10.31
____________
(1)    Inclusive of 133.5 TBtu and 64.3 TBtu sold to VG Commodities and eliminated in consolidation during the three months ended September 30, 2026 and 2025, respectively.
(2)    Inclusive of $13.89 and $5.71 weighted average price of LNG sold to VG Commodities and eliminated in consolidation during the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, the Plaquemines Project had income from operations of $2.2 billion, an $879 million, or 69%, increase from $1.3 billion for the three months ended September 30, 2025. This increase was primarily due to:
•an increase in revenue of $1.3 billion due to:
◦$873 million from higher LNG sales volumes due to the commissioning and continued ramp up of LNG production; and
◦$405 million from higher net LNG sales prices comprised of:
▪$447 million increase from higher liquefaction fees for LNG sold under LNG Commissioning Sales Agreements; partially offset by
▪$42 million decrease from lower variable commodity fees as a result of lower Henry Hub natural gas prices.
These increases were partially offset by:
•an increase in cost of sales of $361 million primarily due to:
◦$307 million increase from higher LNG sales volumes due to the commissioning and continued ramp up of LNG production;
◦$59 million unfavorable change in the fair value of forward natural gas supply contracts; partially offset by
◦$6 million decrease from lower cost of feed gas primarily due to decreases in Henry Hub natural gas prices;

•an increase in operating and maintenance expense of $33 million primarily due to higher maintenance costs to support commissioning and the ramp up of LNG production; and
•an increase in depreciation and amortization expense of $30 million due to placing additional assets in service from an accounting perspective throughout 2025 and 2026.

CP2 Project

For the three months ended September 30, 2026, the CP2 Project had a loss from operations of $58 million, a $13 million, or 29%, increase from $45 million for the three months ended September 30, 2025. This increase was primarily driven by:
•an increase in operating and maintenance expense of $22 million due to higher personnel costs, primarily associated with increased headcount; and
•an increase in general and administrative expense of $11 million.
These increases were partially offset by:
•a decrease in development costs of $20 million due to costs being expensed prior to the CP2 Project being declared probable throughout 2025, resulting in the majority of the costs to develop the facility subsequently being capitalized.

Sales and shipping

	Three months ended September 30,
	2026	2025

LNG volumes sold (TBtu)(1)	146.4	58.7
Weighted average price of LNG volumes sold (per MMBtu)	$14.75	$11.71
____________
(1)    Purchased from our Calcasieu and Plaquemines LNG facilities and sold to third parties.

For the three months ended September 30, 2026, our sales and shipping business had income from operations of $306 million, a $250 million increase from $56 million for the three months ended September 30, 2025. This increase was primarily due to:
•an increase in revenue of $1.5 billion generated from the sale of LNG produced by our Calcasieu and Plaquemines LNG facilities and sold by VG Commodities, primarily due to:
◦$1.0 billion from higher LNG sales volumes; and
◦$445 million from net higher LNG sales prices, primarily due to higher liquefaction fees.
This increase was partially offset by:
•an increase in cost of sales of $1.2 billion incurred from the purchase of LNG produced by our Calcasieu and Plaquemines LNG facilities and sold by VG Commodities, primarily due to:
◦$831 million increase from higher LNG sales volumes; and
◦$361 million increase from higher costs of LNG purchased from our Calcasieu and Plaquemines LNG facilities; and
•an increase in operating and maintenance expense of $22 million primarily due to a higher number of LNG tankers in operation and an increase in regasification costs.

Corporate, other and eliminations

For the three months ended September 30, 2026, corporate, other and eliminations had a loss from operations of $237 million, a $147 million, or 163%, increase from $90 million for the three months ended September 30, 2025. This increase was primarily due to higher inter-segment eliminations of $149 million for intercompany purchases and sales of LNG between VG Commodities and our Calcasieu and Plaquemines LNG facilities.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table shows a summary of our segment income (loss) from operations for the periods indicated:

	Nine months ended September 30,		Change
	2026	2025	($)	(%)

Calcasieu Project	$372	$1,202	$(830)	(69)%
Plaquemines Project	5,414	2,618	2,796	107%
CP2 Project	(163)	(236)	73	(31)%
Sales and shipping	616	152	464	NM
Corporate, other and eliminations	(605)	(298)	(307)	103%
Total	$5,634	$3,438	$2,196	64%

Calcasieu Project

	Nine months ended September 30,
	2026	2025

LNG volumes sold (TBtu)(1)	416.6	398.4
Weighted average price of LNG volumes sold (per MMBtu)(2)	$5.92	$8.19
____________
(1)    Inclusive of 30.3 TBtu and 33.1 TBtu sold to VG Commodities and eliminated in consolidation during the nine months ended September 30, 2026 and 2025, respectively.
(2)    Inclusive of $4.15 and $5.05 weighted average price of LNG sold to VG Commodities and eliminated in consolidation during the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, the Calcasieu Project had income from operations of $372 million, an $830 million, or 69%, decrease from $1.2 billion for the nine months ended September 30, 2025. This decrease was primarily due to:
•a decrease in revenue of $797 million due to:
◦$1.0 billion from lower LNG sales prices comprised of:
▪$1.1 billion decrease from lower liquefaction fees due to the transition from selling LNG under LNG Commissioning Sales Agreements to under post-COD SPAs in April 2025; partially offset by
▪$116 million increase from higher variable commodity fees due to increases in Henry Hub natural gas prices; partially offset by
◦$217 million from higher LNG sales volumes; and
•an increase in cost of sales of $127 million due to:
◦$109 million increase from higher costs of feed gas due to increases in Henry Hub natural gas prices; and
◦$70 million increase from higher LNG sales volumes; partially offset by
◦$51 million favorable change in the fair value of forward natural gas supply contracts.
These decreases were partially offset by:
•a decrease in operating and maintenance expense of $57 million primarily due to less commissioning and remediation work in 2026 and a decrease in legal fees; and
•a decrease in depreciation and amortization expense of $38 million primarily due to an extension of the estimated useful lives of certain LNG facility assets in the third quarter of 2025 to align with the extended remaining terms of certain land leases to which the LNG facility assets are affixed.

Plaquemines Project

	Nine months ended September 30,
	2026	2025

LNG volumes sold (TBtu)(1)	1,019.0	543.8
Weighted average price of LNG volumes sold (per MMBtu)(2)	$10.73	$10.81
____________
(1)    Inclusive of 352.3 TBtu and 116.0 TBtu sold to VG Commodities and eliminated in consolidation during the nine months ended September 30, 2026 and 2025, respectively.
(2)    Inclusive of $12.00 and $5.73 weighted average price of LNG sold to VG Commodities and eliminated in consolidation during the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, the Plaquemines Project had income from operations of $5.4 billion, a $2.8 billion, or 107%, increase from $2.6 billion for the nine months ended September 30, 2025. This increase was primarily due to:
•an increase in revenue of $5.2 billion due to:
◦$5.3 billion increase from higher LNG sales volumes due to the continued ramp up of LNG production; partially offset by
◦$249 million decrease from lower net LNG sales prices comprised of:
▪$454 million decrease from lower liquefaction fees; partially offset by
▪$206 million increase from higher variable commodity fees due to increases in Henry Hub natural gas prices.
This increase was partially offset by:
•an increase in cost of sales of $2.2 billion primarily due to:
◦$2.0 billion from higher LNG sales volumes due to commissioning and the continued ramp up of LNG production, and
◦$240 million from higher cost of feed gas due to increases in Henry Hub natural gas prices;
•an increase in operating and maintenance expense of $112 million primarily due to higher maintenance costs to support commissioning and the ramp up of LNG production; and
•an increase in depreciation and amortization expense of $58 million primarily due to:
◦$191 million increase from placing additional assets in service from an accounting perspective throughout 2025 and 2026; partially offset by
◦$135 million decrease from an extension of the estimated useful lives of certain LNG facility assets in the third quarter of 2025 to align with the extended remaining terms of certain land leases to which the LNG facility assets are affixed.

CP2 Project
For the nine months ended September 30, 2026, the CP2 Project had a loss from operations of $163 million, a $73 million, or 31%, decrease from $236 million for the nine months ended September 30, 2025. This decrease was primarily driven by:
•a decrease in development costs of $180 million due to costs being expensed prior to the phases of the CP2 Project being declared probable throughout 2025, resulting in the majority of the costs to develop the facility subsequently being capitalized.
This decrease was partially offset by:
•an increase in operating and maintenance expense of $76 million primarily due to an increase in personnel costs, primarily associated with higher headcount; and
•an increase in general and administrative expense of $30 million due to an increase in administrative services.

Sales and shipping

	Nine months ended September 30,
	2026	2025

LNG volumes sold (TBtu)(1)	360.0	137.4
Weighted average price of LNG volumes sold (per MMBtu)	$13.39	$12.06
____________
(1)    Purchased from our Calcasieu and Plaquemines LNG facilities and sold to third parties.

For the nine months ended September 30, 2026, our sales and shipping business had income from operations of $616 million, a $464 million increase from $152 million for the nine months ended September 30, 2025. This increase was primarily due to:
•an increase in revenue of $3.2 billion generated from the sale of LNG produced by our Calcasieu and Plaquemines LNG facilities and sold by VG Commodities, primarily due to:
◦$2.7 billion increase from higher LNG sales volumes; and
◦$512 million increase from higher net LNG sales prices, primarily due to higher liquefaction fees.
This increase was partially offset by:
•an increase in cost of sales of $2.6 billion incurred from the purchase of LNG produced from our Calcasieu and Plaquemines LNG facilities and sold by VG Commodities, primarily due to;
◦$2.2 billion increase from higher LNG sales volumes; and
◦$367 million increase from higher cost of LNG purchased from our Calcasieu and Plaquemines LNG facilities; and
•an increase in operating and maintenance expense of $89 million primarily from having more LNG tankers in operation and an increase in regasification costs.

Corporate, other and eliminations
For the nine months ended September 30, 2026, corporate, other and eliminations had a loss from operations of $605 million, a $307 million, or 103%, increase from $298 million for the nine months ended September 30, 2025. This increase was primarily due to higher inter-segment eliminations of $342 million for intercompany purchases and sales of LNG between VG Commodities and our Calcasieu and Plaquemines LNG facilities.

Liquidity and Capital Resources

General

We have been generating proceeds from the sale of LNG since 2022. We may incur significant costs as we continue to develop our existing projects, pursue strategic growth initiatives (including our potential expansion into development and construction of data center infrastructure), and expand our natural gas liquefaction, export, pipeline infrastructure, and other complementary gas transportation activities.

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

The following table provides a summary of our cash and available borrowing capacity under existing credit facilities as of September 30, 2026:

September 30, 2026

Cash and cash equivalents	$3,420
Restricted cash	1,707
Available borrowing capacity under our credit facilities(1):
CP2 Construction Term Loan	8,530
CP2 Working Capital Facility	1,337
Plaquemines Working Capital Facility	970
Calcasieu Pass Working Capital Facility	375
VG Shipping Facility	188
Blackfin TLA Facility	164
Blackfin Working Capital Facility	75
VGLNG Revolving Credit Facilities	4,725
Total available borrowing capacity under our credit facilities	16,364
Total cash and available borrowing capacity	$21,491
____________
(1)Available borrowing capacity represents total borrowing capacity less outstanding borrowings and letters of credit under each of our credit facilities as of September 30, 2026.

The Company has entered into certain credit arrangements to secure the transportation and supply of natural gas, and regasification capacity. As of September 30, 2026, the maximum undiscounted potential exposure associated with these arrangements was $541 million. This amount is not currently recognized as a liability on our condensed consolidated balance sheet. To date, no amounts have been drawn against these arrangements.

Material Financings

During the nine months ended September 30, 2026, we completed several financing transactions that strengthened our capital structure and liquidity profile.

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

Calcasieu Pass. In April 2026, VGCP issued $750 million aggregate principal amount of senior secured notes due 2036. The proceeds from this issuance, together with cash on hand at VGCP, were used to redeem, in full, the $757 million outstanding under the Calcasieu Pass Construction Term Loan.

VGSH. In June 2026, VGSH entered into a senior secured term loan facility due 2032 with an aggregate principal amount of $1.5 billion. A portion of the proceeds from this issuance were used to reimburse VGLNG $1.2 billion for prior expenditures related to the acquisition of the LNG tankers.

VGLNG. In September 2026, VGLNG entered into a $3.0 billion senior secured VGLNG Short-Term Revolver due 2027. VGLNG has two options to extend the maturity date of the VGLNG Short-Term Revolver by an additional 364 days per option, subject to the approval of the lenders. Proceeds from the VGLNG Short-Term Revolver may be used for general corporate purposes of VGLNG and its subsidiaries.

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

Cash Flows

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table shows a summary of our condensed consolidated cash flows for the periods indicated:

	Nine months ended September 30,		Change
	2026	2025	($)	(%)

Net cash from operating activities	$4,743	$4,455	$288	6%
Net cash used by investing activities	(10,492)	(9,577)	(915)	10%
Net cash from financing activities	7,451	4,050	3,401	84%

Operating activities

Net cash from operating activities for the nine months ended September 30, 2026 was $4.7 billion, a $0.3 billion, or 6%, increase from $4.5 billion for the nine months ended September 30, 2025.

Change in cash from operating activities (in billions)

•The increase of $4.8 billion in cash received from LNG sales was due to:
◦higher LNG sales volumes primarily from the Plaquemines Project as commissioning activities progressed and LNG production ramped up; partially offset by
◦lower net LNG sales prices due to:

▪lower liquefaction fees primarily due to the Calcasieu Project's transition from selling LNG under LNG Commissioning Sales Agreements to under post-COD SPAs in April 2025; partially offset by
▪higher variable commodity fees due to increases in Henry Hub natural gas prices.
•The increase of $3.0 billion in cash paid for feed gas was due to:
◦higher LNG sales volumes from the Plaquemines Project as commissioning activities progressed and LNG production ramped up; and
◦higher costs of feed gas due to increases in Henry Hub natural gas prices.
•The decrease of $1.0 billion in cash received from the settlement of derivatives was due to a higher settlement of interest rate swaps during the nine months ended September 30, 2025, primarily associated with the Plaquemines settlement of a pro rata portion of interest rate swaps that hedged the variable interest on the Plaquemines Credit Facilities.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2026 was $10.5 billion, a $0.9 billion, or 10%, increase from $9.6 billion for the nine months ended September 30, 2025. The increase in net cash outflows was primarily due to:

Change in cash used by investing activities (in billions)

•The increase of $1.0 billion in cash paid for capital expenditures comprised of the following:

	Nine months ended September 30,		Change
	2026	2025	($)

CP2 Project	$8,690	$2,880	$5,810
Plaquemines Project	814	4,740	(3,926)
Pipeline projects	396	798	(402)
LNG tankers	313	545	(232)
VGLNG capitalized interest	421	440	(19)
Other	108	337	(229)
Total	$10,742	$9,740	$1,002

Financing activities

Net cash from financing activities for the nine months ended September 30, 2026 was $7.5 billion, a $3.4 billion, or 84%, increase from $4.1 billion for the nine months ended September 30, 2025. The increase in net cash inflows was primarily due to:

Change in cash from financing activities (in billions)

•The changes in the issuance and repayment of debt are primarily comprised of the following:

	Nine months ended September 30,		Change
	2026	2025	($)

Issuance of debt and draws on credit facilities
CP2 Project	$8,710	$3,408	$5,302
VGLNG	2,525	—	2,525
Calcasieu Project	2,469	—	2,469
Sales and shipping	1,327	—	1,327
Pipeline projects	390	1,099	(709)
Plaquemines Project	—	6,883	(6,883)
Total issuance of debt and draws on credit facilities	$15,421	$11,390	$4,031

Repayment of debt
VGLNG	$(2,250)	$—	$(2,250)
CP2 Project	(1,872)	(308)	(1,564)
Calcasieu Project	(806)	(142)	(664)
Plaquemines Project	—	(7,247)	7,247
Other	(206)	—	(206)
Total repayment of debt	$(5,134)	$(7,697)	$2,563

Total change in issuance and repayments of debt, net	$10,287	$3,693	$6,594

•The change of $1.8 billion in the proceeds from the issuance of Class A common stock is due to our January 2025 IPO during the nine months ended September 30, 2025, with no similar activity during the same period in 2026.
•The change of $1.7 billion in the redemption of CP Funding Redeemable Preferred Units was driven by the $1.6 billion full redemption of all outstanding CP Funding Redeemable Preferred Units in April 2026, with no similar activity during the same period in 2025.

VGLNG Information

There are no material differences between the financial information presented in this Form 10-Q and VGLNG's financial information other than (i) certain presentational differences related to the accounting for the VGLNG Series A Preferred Shares, and (ii) stockholders’ equity of Venture Global, including the Class A and Class B common stock and any dividends payable thereon.

Key Trends and Uncertainties

Management expects several factors to influence our operations, financial condition and cash flows in 2026 and beyond. While LNG sales may offset certain near-term uncertainties, events that arise or evolve differently from current assumptions could materially affect our results. We continue to monitor these developments and respond as conditions warrant. For additional discussion, see Item 1.—Business, Item 1A.—Risk Factors of our 2025 Form 10-K, and Item 1A.—Risk Factors of this Form 10-Q.

Geopolitical

Global geopolitical and energy-policy developments, including conflicts involving Iran and Ukraine and related sanctions and trade measures, continue to influence LNG demand, pricing and trade flows. Disruptions affecting global oil and natural gas supply chains, including transit through the Strait of Hormuz, have increased demand and raised prices for oil and natural gas sourced from regions outside the Middle East. These geopolitical developments may continue to affect global LNG demand patterns and prices. Prolonged conflict and continued supply disruptions could have an ongoing impact on LNG demand and prices in certain markets or influence new LNG contracting activity. The duration and ultimate impact of these geopolitical developments on global energy markets remain uncertain and could have a material impact on our financial condition, results of operations and/or cash flows.

Macroeconomic

Global economic volatility may heighten risks related to market balance and margins, tariffs, labor availability, capital market access, and exchange rate and interest rate fluctuations.

Market balance and margins — LNG margins are influenced by the spread between international LNG prices, including TTF-linked pricing, and the delivered cost of U.S. LNG, including the costs of feed gas, regasification fees, and marine freight costs. Since the onset of the Iran conflict, international LNG benchmarks have increased while Henry Hub-linked feed gas costs have declined, expanding margins on certain short- and medium-term sales. If these conditions reverse, or if global oil and natural gas demand weakens, margins could decline. Increases in the total delivered cost of U.S. LNG could also adversely affect our financial condition, results of operations and cash flows. We expect our long-term contract portfolio and low-cost production model to partially mitigate these risks.

Tariffs and trade policy — The global trade environment remains fluid. U.S. and foreign tariff actions, including retaliatory measures, have increased equipment and material costs for certain of our construction projects. We rely on significant equipment imported from the EU and additional duties or deterioration in trade relations could increase project costs—particularly for our CP2 Project and expansion projects—and reduce competitiveness.

Actual impacts will depend on changes in tariff regimes, supplier negotiations, procurement strategies and delivery timing.

In February 2026, the U.S. Supreme Court ruled tariffs imposed by the federal government under IEEPA were invalid. Following the U.S. Supreme Court's ruling, U.S. Customs and Border Protection established a process for submitting refund claims. We have received $42 million of IEEPA tariff refunds and expect to recover an additional $21 million, as confirmed by U.S. Customs and Border Protection. We are working with our suppliers to obtain reimbursement of these tariffs; however, the extent, outcome and timing of such recoveries remain uncertain.

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

Labor market — Competition for skilled labor along the Gulf Coast remains high. Persistent shortages in highly skilled construction labor—driven by concurrent LNG construction and major infrastructure and data center development—may amplify wage pressure, recruitment and retention difficulty. Sustained tightness in the labor pool could raise project costs or extend construction timelines. This could materially increase our estimated project costs, which include significant labor costs, and could have a material impact on our financial condition, results of operations and/or cash flows.

Capital markets and interest rates — Capital markets have experienced recent volatility due to uncertainty surrounding the global economic impact of inflation and monetary policy. Such volatility has led to higher interest rates and may lead to higher overall costs of capital for both corporate and project lending. We aim to mitigate our exposure to interest rate volatility through interest rate swaps, but we will not be able to mitigate all interest rate risk. Additionally, we may sometimes prioritize access to capital or capital recycling over interest rates when determining when to access capital markets.

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

We were notified in October 2026 that a partial final award had been issued in the arbitration proceedings with Galp Trading S.A. (“Galp”). A majority of the arbitration tribunal found that VGCP had breached its obligations to declare COD of the Calcasieu Project in a timely manner pursuant to the Galp post-COD SPA. A dissenting arbitrator found no breach. Remedies were not addressed in the majority’s partial final award and will be determined in a separate damages hearing yet to be scheduled. Based on the terms of the majority’s partial award, the final award will be subject to the $170 million seller aggregate liability limitation in the Galp post-COD SPA.

The remedies sought by the remaining Calcasieu Project post-COD SPA customer in arbitration proceedings include damages in excess of $2.0 billion, rather than the termination of the post-COD SPA. We believe this dispute is subject to the $255 million seller aggregate liability limitation under the post-COD SPA. However, this customer is also disputing whether the liability limitation in such post-COD SPA is applicable.

If these disputes are not resolved favorably, adverse outcomes could require substantial payments that exceed our liability accruals or the relevant limits under the post-COD SPAs. Such payments could negatively affect project-level cash flows, restrict distributions to us or cause acceleration of related debt under project-financing agreements. Our best estimate of potential financial impacts of these disputes is currently reflected in our financial statements and disclosures.

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

We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are involved, and in the future may become involved, in various claims, lawsuits, administrative, regulatory and other proceedings incidental to the ordinary course of our business from time to time. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than as discussed below, there have been no material changes to the legal proceedings disclosure in our 2025 Form 10-K and in our Quarterly Reports on Form 10-Q for the periods ended March 30, 2026 and June 30, 2026.

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

Further, on April 15, 2025, a putative securities class action complaint naming Venture Global, our directors and certain of our officers and our underwriters, as well as Venture Global Partners II, LLC, was filed in the U.S. District Court for the Eastern District of Virginia and was subsequently transferred to the Southern District of New York. The complaint, as subsequently amended on September 15, 2025 and December 5, 2025, asserted claims under Sections 11, 12, and 15 of the Securities Act on behalf of a putative class of all persons and entities who purchased or otherwise acquired our Class A common stock pursuant and/or traceable to the registration statement for the IPO. It contended that certain statements made by the Company and certain of its officers and directors in the registration statement and prospectus for the IPO were allegedly false or misleading and sought unspecified damages on behalf of the putative class. On October 13, 2026, the Court entered an order and opinion granting with prejudice our motion to dismiss the amended complaint, and on October 15, 2026, the Court entered final judgment dismissing the case.

Further, on May 7, 2025, a putative shareholder derivative action complaint naming Venture Global, our directors, certain of our officers and certain of our underwriters was filed in the U.S. District Court for the Eastern District of Virginia and was subsequently transferred to the Southern District of New York. The complaint contended that certain statements made by the Company and certain of its officers and directors in the registration statement and prospectus for the IPO were allegedly false or misleading. The complaint asserted breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and aiding and abetting, and sought unspecified damages for such breaches. Three additional putative shareholder derivative action complaints naming Venture Global, our directors, certain of our officers and certain of our underwriters, were filed in the U.S. District Court for the Southern District of New York on June 10, 2025, June 27, 2025 and June 30, 2025, respectively. Each of these three complaints contains substantially similar allegations to those described above. All four shareholder derivative action complaints were stayed pending resolution of our motion to dismiss the amended securities class action complaint described above, and will remain stayed through plaintiffs' appellate deadline. The Company believes all of the foregoing claims are without merit and intends to defend itself vigorously if these proceedings continue.

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

On October 7, 2026, the ICC informed VGCP that a partial final award had been issued in the previously disclosed arbitration proceedings with Galp regarding LNG sales from the Calcasieu Project under the post-COD SPA entered into by VGCP and Galp. A majority of the arbitration tribunal found that VGCP had breached its obligations to declare COD of the Calcasieu Project in a timely manner pursuant to the Galp post-COD SPA. A dissenting arbitrator found no breach. Remedies were not addressed in the majority’s partial final award and will be determined in a separate damages hearing yet to be scheduled. Based on the terms of the majority’s partial award, the final award will be subject to the $170 million seller aggregate liability limitation in the Galp post-COD SPA.

The remedies sought by the remaining Calcasieu Project post-COD SPA customer in arbitration proceedings include damages in excess of $2.0 billion, rather than the termination of the post-COD SPA. We believe this dispute is subject to the seller aggregate liability limitation under the post-COD SPA, which amounts to $255 million. However, this customer is also disputing whether the liability limitation in such post-COD SPA is applicable.

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

For further discussion, see Item 1A.—Risk Factors—Risks Relating to Regulation and Litigation—If we are unsuccessful in any current or potential future legal proceedings with customers, the amounts that we are required to pay may be substantial or certain of our post-COD SPAs may be terminated, which may lead to an acceleration of all our debt for the relevant project and adversely impact the trading price of our Class A common stock. and Item 3.—Legal Proceedings of our 2025 Form 10-K.

ITEM 1A.     RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our 2025 Form 10-K, except as disclosed below.

Our strategy to expand into data center development and construction may not be successful and could adversely affect our business and financial condition.

We are pursuing opportunities to develop our own AI Utility, at sites we own or control. These markets are highly competitive and rapidly evolving, and our ability to successfully develop or participate in such projects will depend on a number of factors, including our ability to procure and deploy sufficient data center and power generation capacity, availability of capital, our ability to secure customers or strategic partners, our technical and operational expertise, our ability to obtain regulatory and land use approvals and the development of suitable sites and infrastructure. If we are unable to execute this strategy successfully, our anticipated growth opportunities may not materialize, and our business, financial condition and results of operations could be adversely affected. In addition, allocating resources to support data center and power infrastructure development and related initiatives may divert capital, personnel and management attention from our existing LNG business.

The development of data center and power infrastructure may also require significant capital investment and could affect the timing of our cash flows. Data center and power development may require substantial upfront capital expenditures for infrastructure, equipment and site development, while revenues from hosting, leasing or related services generally are not realized until construction is complete and customers have been onboarded. As a result, there may be a significant lag between capital investment and revenue generation, which could increase our short-term liquidity needs. We may need to seek additional financing to support these investments or to preserve liquidity during periods of market volatility, and such financing may not be available on favorable or acceptable terms or at all.

The success of our data center and power infrastructure development strategy may be affected by a number of factors, including the timely delivery and reliable performance of power generation equipment, supply chain disruptions, labor shortages, tariffs or trade restrictions, technological changes, changes in demand for data centers or AI technology, regulatory environment, increased public opposition to data center projects and our ability to develop or retain the specialized expertise required to construct and operate data center infrastructure.

We may also encounter difficulties in the design, engineering, development or modification of data center infrastructure, which could result in cost overruns and significant delays. Although we have experience deploying and operating large-scale, behind-the-meter power generation for our LNG projects, we have limited experience developing or operating data centers, and the likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in expanding into, and operating in, an industry that is competitive and rapidly evolving. If we are unable to successfully develop and operate anticipated data center projects, our business, financial condition, results of operations and prospects could be adversely affected.

The data center market is highly competitive, and our inability to compete could adversely affect our business, financial condition and results of operations.

The data center market is highly competitive and rapidly evolving. Our ability to generate revenue from our data center and power infrastructure projects depends on our ability to negotiate and enter into binding, long-term agreements with a limited number of potential customers for our data center capacity, and if these parties delay or decline to enter into such agreements, or if the terms are not favorable or acceptable to us, the construction and operation of our data center and power infrastructure projects could be significantly delayed, which could hinder our ability to gain market traction with other potential customers as compared to our competitors.

There can be no assurance that we will be able to compete successfully in this market, and our failure to do so could adversely affect our business, financial condition and results of operations.

Evolving governmental regulation and opposition from environmental groups and other stakeholders, including through litigation or reputational campaigns, could delay or prevent the permitting, construction or operation of our data center and power infrastructure projects.

A growing number of state and local governments have enacted, or are considering, moratoria, restrictive zoning amendments, energy efficiency mandates, water use restrictions, heightened permitting requirements and other land use and regulatory limitations that prohibit or significantly constrain the development of new data centers or related gas-fired generation facilities or other energy infrastructure, and similar measures could be adopted in jurisdictions where we develop or intend to develop our data center and power infrastructure projects. If such measures are adopted, we may be required to delay, redesign or abandon those projects, relocate to alternative sites that may be less suitable or more costly to develop, or incur significant unrecoverable costs for land, permitting, engineering and equipment. Negative public sentiment regarding the AI industry – including concerns about the societal implications of AI, its energy intensity and the pace of deployment – could result in adverse publicity, regulatory scrutiny, or political opposition that makes it more difficult for us to site, permit and construct our facilities. Public opposition to our projects could also lead to campaigns in the media or in political forums that adversely impact our reputation.

In addition, data center and energy infrastructure projects in the United States frequently face opposition from policymakers, non-governmental organizations, environmental advocacy coalitions and local stakeholders due to concerns about their consumption of energy, water and other resources and broader environmental and community impacts. These groups may intervene in or challenge regulatory proceedings, file administrative appeals, contest the issuance of required environmental permits or other governmental approvals or initiate litigation under the National

Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Endangered Species Act, analogous state laws or common law. Such opposition could result in the denial or delay of land use approvals, building permits or other approvals required to construct or commence commercial operation of our data centers, restrict our ability to expand, or lead to the imposition of conditions or mitigation measures that increase project costs or reduce project feasibility. Even unsuccessful challenges can delay project timelines, increase legal costs and discourage investment.

As a result, the construction and operation of our data center and power infrastructure projects could be delayed, suspended or abandoned, which could adversely affect our ability to generate revenue from any data center and power infrastructure projects we develop and our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Director and Officer Trading Plans

Other than as set forth below, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) have entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) during the three months ended September 30, 2026.

Name	Title	Date of adoption	Aggregate number of securities to be purchased or sold	Date of expiration

Jonathan Thayer	Chief Financial Officer	August 14, 2026	6,867,219	December 31, 2027
Sarah Blake	Chief Accounting Officer	August 20, 2026	3,463,554	September 30, 2027
Sari Granat	Board Director	September 1, 2026	212,000	September 3, 2027

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

10.1§
Amendment No. 1, dated as of July 2, 2026, to Amended and Restated Engineering, Procurement and Construction Agreement, dated as of June 13, 2025, by and between Venture Global CP2 LNG, LLC and Worley Field Services Inc.

10.2§
Amendment No. 1, dated as of July 2, 2026, to Engineering, Procurement and Construction Agreement, dated as of January 30, 2026, by and between Venture Global CP2 LNG, LLC and Worley Field Services Inc.

10.3§
Amendment No. 2 to TLB Credit Agreement, dated as of August 3, 2026, among Blackfin Pipeline, LLC, as Borrower, Blackfin Pipeline Pledgor, LLC, as Parent, Blackfin Supply LLC, as Permitted Subsidiary, MUFG Bank, Ltd., as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Collateral Agent, and the lenders party thereto from time to time

10.4§
Amendment No. 2 dated as of August 3, 2026, to Credit Agreement, dated as of April 10, 2026, by and among Calcasieu Pass Funding, LLC, as Borrower, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto from time to time

10.5§
Change Order No. 7, dated as of August 17, 2026, to the Amended and Restated Engineering, Procurement and Construction Agreement, dated as of June 13, 2025, by and between Venture Global CP2 LNG, LLC and Worley Field Services Inc.

10.6§
Change Order No. 9, dated as of August 28, 2026, to the Third Amended and Restated Engineering, Procurement and Construction Agreement, dated as of April 7, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

10.7§
Change Order No. 5, dated as of August 28, 2026, to the Amended and Restated Engineering, Procurement and Construction Agreement, dated as of April 7, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

10.8§
Change Order No. 11, dated as of August 28, 2026, to the Amended and Restated Purchase Order Contract for the Sale of Liquefaction Train System, dated as of January 19, 2022, by and between Baker Hughes Energy Services LLC and Venture Global Plaquemines LNG, LLC

10.9§
Change Order No. 6, dated as of August 28, 2026, to the Purchase Order Contract for the Sale of Liquefaction Train System, dated as of August 5, 2022, by and between Baker Hughes Energy Services LLC and Venture Global Plaquemines LNG, LLC

10.10§
Credit and Guaranty Agreement, dated as of September 2, 2026, among Venture Global LNG, Inc., as Borrower, the guarantors party thereto from time to time, the lenders and issuing banks party thereto from time to time, and Bank of America, N.A., as Administrative Agent

10.11
Amendment No. 1, dated September 29, 2026, to Credit and Guaranty Agreement, dated as of June 26, 2026, among Venture Global Shipping Holdings, LLC, as Borrower, Venture Global Shipping Pledgor, LLC, as Pledgor, the vessel owner guarantors party thereto, ING Capital LLC, as Facility Agent and Security Trustee, and the lenders party thereto

10.12§
Amendment No. 2, dated as of September 8, 2026, to Third Amended and Restated Engineering, Procurement and Construction Agreement, dated as of April 7, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

10.13§
Amendment No. 2, dated as of September 28, 2026, to Third Amended and Restated Engineering, Procurement and Construction Agreement, dated as of April 7, 2025, by and between Venture Global Plaquemines LNG, LLC and KZJV LLC

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

Date: November 9, 2026

VENTURE GLOBAL, INC.
By:	/s/ Jonathan Thayer
Name: Jonathan Thayer
Title: Chief Financial Officer (on behalf of the registrant and as principal financial officer)

By:	/s/ Sarah Blake
Name: Sarah Blake
Title: Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)